Form 10QSB
period 2001-05-31
EASY COM INC
filed 2001-07-16
CIK 1121598

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                 FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarter Ended May 31, 2001, Commission File Number 0-31329


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

                          Interim Financial Statements

                                   May 31, 2001

EASY.COM,  INC.
(A Development Stage Company)
INTERIM BALANCE SHEET
MAY 31, 2001
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
                                                                     =======


The accompanying notes are an integral part of these financial statements

EASY.COM, INC.
(A Development Stage Company)
INTERIM STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED MAY 31, 2001
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

EASY.COM, INC.
(A Development Stage Company)
INTERIM STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED MAY 31, 2001
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
                                                                      ======

The accompanying notes are an integral part of these financial statements

EASY.COM, INC.
(A Development Stage Company)
Interim Statement of Changes in Stockholders' Equity
FOR THE NINE MONTHS ENDED MAY 31, 2001
(UNAUDITED)



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

Balances - May 31
     2001            400,000   $  400       $   -       $  (400)     $   -
                    ========    =====        ======       =====       ======











The accompany notes are an integral part of these financial statements.

EASY.COM, INC.
(A Development Stage Company)
Notes To Interim Financial Statements
MAY 31, 2001
(UNAUDITED)

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

EASY.COM, INC.
(A Development Stage Company)
Notes To Interim Financial Statements
MAY 31, 2001
(UNAUDITED)

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


Dated:  June 11, 2001