Form 10QSB
period 2004-05-31
EASY COM INC
filed 2004-12-01
CIK 1121598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-QSB


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarter Ended May 31, 2004, Commission File No. 0-31329


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

                          Interim Financial Statements

                                  May 31, 2004
                                   (UNAUDITED)

                                 Easy.com, Inc.
                         (A Development Stage Company)
                             INTERIM BALANCE SHEET
                                  May 31, 2004
                                  (UNAUDITED)


                                                             Year Ended
                                                 May 31,     August 31,
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
                                                  =======      =======


The accompanying notes are an integral part of these financial statements

                                 Easy.com, Inc.
                         (A Development Stage Company)
                        INTERIM STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED MAY 31, 2004
                                  (UNAUDITED)


                                                                    From
                                                                (May 9, 2000)
                                                                  Inception
                          Three Months Ended     Nine Months Ended     to
                                 May 31,             May 31,        May 31,
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

                                 Easy.com, Inc.
                         (A Development Stage Company)
                        INTERIM STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED May 31, 2004
                                  (UNAUDITED)


                                                              From Inception
                                                               (May 9, 2000)
                                        Nine Months Ended           to
                                            May 31,               May 31,
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
                                          =======   =======        =======

The accompanying notes are an integral part of these financial statements

                                 Easy.com, Inc.
                         (A Development Stage Company)
              Interim Statement of Changes in Stockholders' Equity
                  FROM INCEPTION(MAY 9, 2000) TO May 31, 2004
                                  (UNAUDITED)



                                                        Deficit
                                                      Accumulated
                                           Additional  During the
                           Common Stock      Paid-In   Development
                      Shares   Amount        Capital     Stage       Totals
Balance - May 9,
 2000                   -      $   -      $    -       $    -     $    -


Stock issued for
 services             400,000       400        -            -          400

Net loss for
   period               -          -           -           (945)      (945)
                     --------   -------     -------     -------    -------

Balance - August
 31, 2000             400,000  $    400    $   -       $   (945)  $   (545)

Stock issued for
 services           9,624,000     9,624        -            -        9,624

Net loss for
   year                 -          -           -        (11,124)   (11,124)
                   ----------   -------     -------     -------    -------
Balance - August
 31, 2001          10,024,000  $ 10,024    $   -       $(12,069)  $ (2,045)

Stock issued for
 services               -          -           -            -         -

Net loss for
   year                 -          -           -           (750)      (750)
                   ----------   -------     -------     -------    -------
Balance - August
 31, 2002          10,024,000  $ 10,024    $   -       $(12,819)  $ (2,795)

Net loss - August
 31, 2003              -           -           -           (750)      (750)
                   ----------   -------     -------     -------    -------
Balance - August
 31, 2003          10,024,000  $ 10,024    $   -       $(13,569)  $ (3,545)

Net loss - May
 31, 2004             -            -           -            -          -
                   ----------   -------     -------     -------    -------
Balance - May
 31, 2004          10,024,000  $ 10,024    $   -       $(13,569)  $ (3,545)
                   ==========   =======     =======     =======    =======











The accompany notes are an integral part of these financial statements.

                                 Easy.com, Inc.
                         (A Development Stage Company)
                     Notes To Interim Financial Statements
                                  May 31, 2004
                                  (UNAUDITED)

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

                                 Easy.com, Inc.
                         (A Development Stage Company)
                     Notes To Interim Financial Statements
                                  May 31, 2004
                                  (UNAUDITED)

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
                                                          ========

     Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of May 31, 2004, the Company had net operating loss carryforwards of approximately $ 13,569 for federal and state income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2017. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

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

Results of Operations

     For the nine months ended May 31, 2004 the Company has not generated any revenues. Management's efforts to date have been devoted to focusing on raising capital in order to fulfil its business objectives. To date, management has been unsuccessful. The Company has incurred operating losses to date of $13,569 and will continue to incur losses until such time as an acquisition candidate is identified and, even if successful in acquiring a business or consummating a business combination, there can be no assurance that this business will be profitable.

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


Dated:  June 2, 2004

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





June 2, 2004







                                                                    EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)



     In connection with the Quarterly Report of Easy.com, Inc., a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ending May 31, 2004 as filed with the Securities and Exchange Commission (the "Report"), I, Marvin
N. Winick President & CEO, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

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


June 2, 2004.