Form 10QSB
period 2005-05-31
EASY COM INC
filed 2005-07-22
CIK 1121598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended May 31, 2005, Commission File No. 0-31329

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

                            10,024,000

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Easy.com, Inc.

(A Development Stage Company)

Interim Financial Statements

May 31, 2005

(UNAUDITED)

Easy.com, Inc.

(A Development Stage Company)

INTERIM BALANCE SHEET

May 31, 2005

(UNAUDITED)

                                                    May   Year Ended

                                                     31,     August 31,

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

                                                  =======      =======

The accompanying notes are an integral part of these financial statements

Easy.com, Inc.

(A Development Stage Company)

INTERIM STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED MAY 31, 2005

(UNAUDITED)

                                                                    From

                                                                (May 9, 2000)

                                                                  Inception

                          Three Months     Nine Months Ended          to

                          Ended May 31,         May 31,              May 31,

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

FOR THE NINE MONTHS ENDED MAY 31, 2005

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

Easy.com, Inc.

(A Development Stage Company)

Interim Statement of Changes in Stockholders' Equity

FROM INCEPTION(MAY 9, 2000) TO May 31, 2005

(UNAUDITED)

                                                        Deficit

                                                      Accumulated

                                           Additional  During the

                           Common Stock      Paid-In   Development

                      Shares   Amount        Capital     Stage       Totals

Balance - May 9,

 2000                   -      $   -      $    -       $    -     $    -

Stock issued for

 services             400,000       400        -            -          400

Net loss for

   period               -          -           -           (945)      (945)

                     --------   -------     -------     -------    -------

Balance - August

 31, 2000             400,000  $    400    $   -       $   (945)  $   (545)

Stock issued for

 services           9,624,000     9,624        -            -        9,624

Net loss for

   year                 -          -           -        (11,124)   (11,124)

                   ----------   -------     -------     -------    -------

Balance - August

 31, 2001          10,024,000  $ 10,024    $   -       $(12,069)  $ (2,045)

Stock issued for

 services               -          -           -            -         -

Net loss for

   year                 -          -           -           (750)      (750)

                   ----------   -------     -------     -------    -------

Balance - August

 31, 2002          10,024,000  $ 10,024    $   -       $(12,819)  $ (2,795)

Net loss - August

 31, 2003              -           -           -           (750)      (750)

                   ----------   -------     -------     -------    -------

Balance - August

 31, 2003          10,024,000  $ 10,024    $   -       $(13,569)  $ (3,545)

Net loss - August

 31, 2004             -            -           -           (750)      (750)

                   ----------   -------     -------     -------    -------

Balance - August

 31, 2004          10,024,000  $ 10,024    $   -       $(14,319)  $ (4,295)

Net loss – May

 31, 2005             -             -          -            -          -

                    ----------   -------     -------     -------    -------

Balance - May

 31, 2005          10,024,000  $ 10,024    $   -       $(14,319)  $ (4,295)

                   ==========   =======     =======     =======    =======

The accompany notes are an integral part of these financial statements.

Easy.com, Inc.

(A Development Stage Company)

Notes To Interim Financial Statements

May 31, 2005

(UNAUDITED)

Note 1 - Organization and Summary of Significant Accounting Policies:

         Nature of Business

     Easy.com, Inc (the "Company") was incorporated on May 9, 2000 under the laws of the State of Nevada. The Company's primary business operations are to and engage in internet related businesses. The Company is searching for a viable entity upon which to merge and/or  acquire.  The Company intends on going public in order to raise the funds  required  in order to fulfill  its  business objectives.

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

May 31, 2005

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

May 31, 2005

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

THEREOF OR SIMILAR  EXPRESSIONS OR BY  DISCUSSIONS  OF STRATEGY.  THE CAUTIONARY

STATEMENTS MADE IN THIS REPORT SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED

FORWARD-LOOKING  STATEMENTS  WHEREVER  THEY  APPEAR IN THIS  REPORT.  OUR ACTUAL

RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS REPORT.

Results of Operations

     For the six months ended  May 31, 2005 the Company has not  generated any  revenues.  Management's  efforts to date have been  devoted to  focusing on raising capital in order to fulfill its business objectives. To date, management has been  unsuccessful.  The Company has  incurred  operating  losses to date of

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

May 31, 2005 as filed with the  Securities  and Exchange  Commission  (the

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