Form 10KSB
period 2005-08-31
Royal Spring Water Inc
filed 2006-06-01
CIK 1121598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-31329

ROYAL SPRING WATER INC.
(FORMERLY EASY.COM, INC.)
(Name of small business issuer in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14553 Delano Street Suite 217, Van-Nuys CA, 91411
(Address of principal executive offices)

Issuer’s telephone number: (818) 902-3690

14 Pico Crescent, Thornhill, Ontario L4J 8P4
(Former name or former address, if changed since the last report)

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:   Common Shares, $0.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $15,178, assuming a price per share of $0.001 as of May 19, 2006. For the purpose of this disclosure, shares of common stock held by directors, officers and stockholders whose ownership exceeds five percent of the common stock outstanding were excluded. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the issuer, or that such person is controlled by or under common control of the issuer.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 30,072,000 as of May 19, 2006.

ROYAL SPRING WATER INC. (FORMERLY EASY.COM, INC.)

Form 10-KSB
For the Fiscal Year Ended August 31, 2005

PART I

Item 1.	Description of Business.

Overview

Easy.com, Inc. (the "Company") was incorporated under the laws of the State of Nevada on May 9, 2000. On June 30, 2005, the Company acquired 100% of the common stock of Royal Spring Water Inc., a Nevada corporation.

Royal Spring Water Inc. (the "Company" or “RSW”) was established around April of 2005. In April 2006, the Company filed Articles of Merger in Nevada and legally combined the entities of Easy.com and Royal Spring Water Inc. They concurrently changed the name of the surviving entity to Royal Spring Water Inc. The Company was established to extract, process, and bottle Artesian Spring Well water of supreme quality. The Company’s plant is in Hereford Texas, which is also known as the “city without a tooth ache” due to its fluoride rich water; see the article at the following web address:

http://www.texasescapes.com/towns/herefordtexas/herefordtexas.htm

Risk Factors

Except for historical information contained herein, this document contains forward-looking statements. Such forward-looking statements involve risks and uncertainties and include, but are not limited to, statements regarding future events and the Registrant’s plans and expectations. The Registrant’s actual results may differ materially from such statements. Although the Registrant believes that the assumptions underlying the forward-looking statements herein are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. In addition, the business and operations of the Registrant are subject to substantial risks which increase the uncertainties inherent in the forward-looking statements included in this document. The inclusion of such forward-looking information should not be regarded as a representation by the Registrant or any other person that the future events, plans or expectations contemplated by the Registrant will be achieved.

There is a limited public market for our common stock. Persons who may own or intend to purchase shares of common stock in any market where the common stock may trade should consider the following risk factors, together with other information contained elsewhere in our reports, proxy statements and other available public information, as filed with the commission, prior to purchasing shares of our common stock:

From our inception through the date of these financial statements, we have realized no revenues and incurred significant organizational and operating expenses, therefore the company is a development stage enterprise. Consequently, our operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through August 31, 2005, we have accumulated losses of $209,904.

We are not profitable and suffer from cash flow difficulties and will have to raise additional capital to finance our operations. Relying on outside financing for our cash needs will have the effect of diluting the ownership share of our existing stockholders.

We have not commissioned or obtained marketing studies which support the likelihood of success of our business plan. No independent studies with regard to the feasibility of our proposed business plan have been conducted by any independent third parties with respect to our present and future business prospects and our capital requirements. In addition, there can be no assurances that our products will find sufficient acceptance in the marketplace to enable us to fulfill our long and short term goals, even if adequate financing is available and our products are approved to come to market, of which there can be no assurance.

The audited financial statements included as part of this annual report contain a “going concern” opinion from our independent auditors. The report of our independent auditors issued in connection with our audited financial statements included in this Annual Report on Form 10-KSB for the year ended August 31, 2005 includes a paragraph which generally provides that the financial statements accompanying such auditor's report were prepared assuming that we will continue as a going concern, that expresses that our historical operating losses and accumulated deficit raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of our recorded assets and classification of liabilities that might be necessary in the event that we cannot continue in existence. The independent auditor's report assumes that the establishment of our continued business operations are dependent upon receipt of significant additional outside financing and our ability to complete the development of our operating facility and commencement of operations, and that we will be able to obtain such outside financing on terms favorable to us or at all, or establish future profitable operations. If we do not succeed, then we may be forced to discontinue our operations and close our business.

Our ability to develop, market, license and/or sell products could be harmed if we are unable to retain or hire key personnel.

We face competition from companies that have significantly greater resources than ours. We will directly and indirectly compete with other businesses. In many cases, these competitors are larger and more firmly established than we are. In addition, many of such competitors have greater marketing and development budgets and greater capital resources than we have. Accordingly, there can be no assurance that we will be able to achieve and maintain a competitive position in our industry in the market that we compete in.

Our shares of common stock currently are listed for trading on the over-the-counter market on the NASD bulletin board, which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the "penny stock rules" adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended or the Exchange Act. The penny stock rules apply to companies, other than companies that trade on certain national securities exchanges or an automated quotation system that meet certain initial listing requirements (such as those currently applicable to NASDAQ listed companies) or whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if we have been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the "penny stock rules," investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded in the Over-The-Counter Market, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) for companies whose shares are traded in the Over-The-Counter Market to obtain needed capital.

We have paid no dividends on our common stock to date and there are no plans for paying dividends on our common stock in the foreseeable future. We intend to retain earnings, if any, to provide funds for the expansion of our business.

The Industry

The U.S. consumer interest in health can be credited for the growth of the bottled water industry. Increasingly, consumers are realizing the importance of pure water for their overall well being, energy level and appearance. The 1950's - 1970's saw a huge increase in soda and sugary drink consumption. Today, more and more people are looking to bottled water as their choice for natural refreshment. Consumer reports indicate that approximately 60% of the U.S. population today drinks bottled water. The bottled water and value added beverage business, now approaching $7.7 billion annually in North America, is predicted to double within the next three to four years in the water category alone. Market analysts predict that the bottled water market will continue this rapid growth well into the future. At the same time, the more healthful products, including value added water products, have established an impressive foothold in the buying of mainstream shoppers. This growing demand provides for primarily two types of sales for the Company; contract packing and branded products.

www.panda.org/livingwaters/pubs/bottled_water.pdf

The numbers tell the story:

Bottled water is the fastest growing segment of the entire beverage industry. In fact, in 2004:

•	Bottled water became the number two beverage behind soft drinks
•	Industry wholesale dollar sales, approached $9.2 billion in 2004
•	Total U.S. category volume surpassed 6.8 billion gallons, an 8.6% advance over 2003’s volume http://www.beveragemarketing.com/news3e.htm
•	The polyethylene terephthalate (PET) plastic bottle segment of the market drove the entire category growth by representing 42% of all bottle sales.

The Market

Reasons for choosing bottled water over other drink choices:

With little to no advertising, especially compared to other beverage types such as soft drinks and coffee, consumers are selecting bottled water as an alternative to other drink choices. Reports indicate the bottled water market is the fastest growing sector of the overall U.S. beverage market. Health and safety reasons drive consumers to purchase bottled water. Some people reach for it as a healthy substitute for caffeinated or alcoholic beverages. Others are wary of tap water and are suspicious of its health effects.

Although health and safety are foremost among water quality concerns, a significant reason for the increase in bottled water consumption is purely aesthetic. Many consumers object to the taste and smell of their tap water that is often times treated with chlorine and other agents used for sanitization.

Some people also believe that using purified water instead of tap water ensures higher quality and better tasting foods and beverages. Therefore, they use bottled water as part of their ingredients to cook or make tea, coffee and ice cubes.

Another reason for using bottled water is that it is convenient and easily accessible and transportable. Whether you’re working, playing, or traveling (by car, plane, or subway) bottled water is readily available and can easily be purchased.

Competition

When bottling water for other companies and retail stores (Ralph’s Market, Pathway, Albertson’s, Kirkland) as well as the actual bottle companies (Poland Springs, Crystal Geyser etc.) our main competitor will be other spring water and well water owners currently packing water for others. Many of these competitors have far greater capital resources than we have at this time and for the foreseeable future. However, we hope to have a competitive edge over these companies since our current premises lease, at a rate of $25,000 per month, includes water wells that will easily meet RSW production requirements. We also believe the quality of our water is superior to most of our competition. Compared to most other water production plants that have an average of 30% to 35% rate for filtering waste water, RSW will only need to have 5-10% filtered to produce the high quality of water desired. Additionally, RSW has a great taste to our water, as it comes from an Artesian well source. In addition, RSW is located in the heart of our country, Hereford, Texas, located 30 miles from Interstate 40, the main East/West trucking transportation route across the United States. The property that we occupy in Hereford includes a railroad spur which connects our loading docks to the main railroad station in Hereford which we believe will add an additional competitive edge in both price and quality.

Products and Services

RSW has Artesian well water that will be extracted from an underground source located in the Ogallala Aquifer of Texas. The Ogallala Aquifer has existed for over 10 million years.

In the future, the Company plans to produce various flavored water. However, for the first year or so, we will concentrate on our main product of plain, non-carbonated bottled water. The basis for all the other beverage products we plan to produce in the future is water. We therefore deem it necessary to first concentrate on our bottled water operations before branching off into other types of alcoholic and non-alcoholic beverages.

The Geography of Royal Spring Water Wells

The Ogallala Aquifer (pronounced OH-GA-LA-LA) is one of the largest aquifer systems in the world, stretching across parts of eight states including South Dakota, Nebraska, Wyoming, Colorado, Kansas, Oklahoma, New Mexico and Texas and underlying about 174,000 square miles.

The Ogallala Aquifer can almost always be counted on to yield water to a well drilled into it. Some wells yield only a few gallons per minute, while others yield 1,000 gallons per minute or more. The Ogallala Aquifer is that portion of the Ogallala Formation that is saturated (i.e., filled with water).

The Ogallala Formation was deposited about 10 million years ago, during the geologic time periods of late Miocene and early Pliocene by eastwardly flowing braided streams, which originated in the Rocky Mountains. Coarse-grained sand, gravel, fine clay, silt, and sand were deposited over the pre-Ogallala land surface, which was much like the present-day area just east of the High Plains low, rolling hills, valleys, and streams.

These variations in the depth of the base of the formation cause variations in the amount of formation material filled with water, generally described as the saturated thickness. This is the area from the top of the water table down to the base of the formation. In some parts of Nebraska, the saturated thickness exceeds 1,000 feet, while it is less than 20 feet in some other areas of the Great Plains.

The amount of water in storage in the aquifer in each state is dependent on the actual extent of the formation's saturated thickness. In 1990, the Ogallala Aquifer in the eight-state area of the Great Plains contained 3.270 billion acre-feet of water, of which about 65% was located under Nebraska. Texas had about 12% of the water in storage, or approximately 417 million acre-feet of water. Kansas had 10% of the water. About 4% was located under Colorado, with 3.5% located under Oklahoma. Another 2% was under South Dakota, and 2% was under Wyoming. The remaining 1.5% of the water was under New Mexico.

The surface area of each state covered by the Ogallala Formation varies in about the same proportion as the volume of water in storage. Nebraska, with 64,400 square miles and Texas with 36,080 square miles are the largest. New Mexico, Oklahoma, South Dakota, and Wyoming all have less than 10,000 square miles of surface area underlain by the Ogallala aquifer.

Changes in climatic conditions over geologic time resulted in changes in erosion patterns causing the Ogallala to be cut off from its original supply of water and formation materials. The southern portion of the formation in Texas and New Mexico is now a plateau, cut off on all sides.

The Ogallala Formation is heterogeneous, meaning that the amount, depth, and location of the sand, gravels, and clay vary throughout the formation.

The most distinctive layer of the formation is the caprock. This top layer is made up of caliche and may be as thick as 60 feet in some areas.

The water in the formation generally flows from northwest to southeast at a rate of about 150 feet per year.

Before the development of irrigation, the discharge from the formation was a result of evaporation from water table playa basins and from streams, springs, and seeps, located mainly along the eastern boundary of the High Plains. Some of these still flow today.

Average annual rainfall varies across the region. In Lubbock, Texas, the average annual rainfall is 18 inches per year. The region is characterized by a semi-arid climate and persistent winds, which results in high evaporation rates. The average annual evaporation rate in Lubbock is about 80 inches per year.

Natural recharge for the land surface area outside the playa basins is possible and probably occurs in rare events when precipitation events occur while the top four or five feet of soil is wet to field capacity by irrigation or unusual precipitation. Also, water can move from the surface into the aquifer through micropores created by worms, animal burrows, and decayed plant roots.

Prospects for the future continue to be promising. The Texas portion of the Ogallala Aquifer contained approximately 450 million acre-feet of water in 2000.

Production Facility and Equipment

The Company’s operating facilities includes a total of approximately 71,000 square feet of office, production, and warehouse space, of which 40,000 square feet will be allocated to water processing and packaging space made accessible by loading bays and a railroad extension. Approximately 30,000 square feet is available for storage of raw materials and finished goods. The Company believes the existing production facilities will be sufficient for it production needs for the foreseeable future.

Licensing and Water Rights

As discussed in Item 2 below, the particular land Royal Spring Water has leased, which includes an option to purchase, has all the water rights included. Although this will allow us to extract water from the land, it doesn’t automatically give us the right to distribute it. In order to distribute water worldwide and do business, certain licenses must first be acquired. Besides necessary licenses, one must pass certain specifications and requirements of the Food and Drug Administration (FDA). This includes a clean and immaculate warehouse, and the use of hygienic filtration, refrigeration, bottling and packing operation systems. We will assure that all our operations meet and surpass these government requirements.

Employees

Currently, there are seven full time employees. The Company expects to start operations in June 2006 and will therefore be hiring additional staff to run the corporate office as well as for its warehouse facility. It is estimated that an additional eight employees will be required at that time as demand for the products increase. With 15 employees, the plant will be operating at full capacity.

Item 2.	Description of Property.

The Company corporate office is located at 14553 Delano Street, Suite 217, Van Nuys California.

On August 1, 2005 the Company entered into a lease for operating premises at 3500 Holly Sugar Rd. in Hereford, Texas. This lease includes 1,000 square feet of office space, a 7,000 square foot warehouse and production facility, six 25,000 gallon liquid juice tanks and related equipment and the water rights from Well #11 and Well #12 (see below).

The lease calls for an initial rent of $15,000 per month for six months commencing November 1, 2005 to April 2006 (but use of the premises from August 1, 2005) payable in advance for six months on November 1, 2005. Thereafter for the next 24 years the annual rent shall be $25,000 per month, adjusted annually based on the consumer price index.

In the first four years the Company has an option to purchase the facilities at an amount calculated as set out in the terms of the lease (see exhibit 10) which is estimated to be $4,590,964.

There is a total of 71,000 square feet currently constructed on Royal Spring Water’s property, of which 40,000 square feet will be allocated to water processing and packaging space made accessible by loading bays and a railroad extension. Another 30,000 square feet will be allocated to the storage of raw materials and finished goods and an additional 1,000 for office space. In addition, Royal Spring Water has six 25,000 gallon water tanks, four water waste ponds, and a five and a half-mile railroad spur leading directly from the main railroad station in Hereford to our loading dock. Also on our property is the Engine needed to pull and push the train cars for our shipping needs which will enable us to keep our shipping cost very low. Under our current contracts we are allowed to pump 400,000 gallons of water per day, which translates to 2,909,090 bottles of water 500ml (16.9 oz.) per day.

Item 3.	Legal Proceedings.

Royal Spring Water Inc. is involved in litigation with a former employee. The Company has filed a Cross-Complaint against this former employee, which we believe has merit and will result in either a recovery for Royal Spring Water or an offset in excess of any claim by the former employee.

Management and legal counsel for the Company are of the opinion that the employee’s claim is without merit. Accordingly, the financial statements do not include any adjustments to reflect the possible outcome of this claim. This matter is currently not being contested in any court of law.

Item 4.	Submission of Matters to a Vote of Security Holders.

The sole shareholder of the registrant agreed to enter and consummate the acquisition of 100% of Royal Spring Water Inc.

In September 2004 the sole shareholder agreed to split the issued stock by exchanging three shares for every one share held.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Market Information

The Company's common shares, par value $0.001 (the "Shares") are currently listed for trading on the over-the-counter market (Pink Sheets) under the symbol RSPG and trades by way of unsolicited quotes.

Stockholders

As of May 19, 2006, there were 49 shareholders of record. We currently have no outstanding options or warrants or similar potentially dilutive securities for the purchase of our common stock and have no securities outstanding which are convertible into common stock. We have not yet adopted or developed any plans to adopt any stock option, stock purchase or similar plan for our employees.

Dividends

The Registrant has not paid or declared any dividends upon its common shares since its inception and, by reason of its present financial status and its contemplated financial requirements, does not intend to pay or declare any dividends upon its common shares within the foreseeable future.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and notes appearing elsewhere in this report.

Plan of Operation

Product Mix:

Private labeling - Bottle water production for other companies who desire to increase their bottled water manufacturing capacity. For these companies, it is more cost effective for them to have RSW provide the water product than to develop and open a new or expand existing water bottling facilities. These customers will provide RSW with the bottles or the molds for the bottles as well as the labels, and RSW will fill the water, label and ship the products to the customer.

Bottled water of its own brand - Besides bottling water for major stores, businesses and bottled water companies, we will be bottling water using our own label “Royal Spring Water”. We will be targeting our product (single serve plastic bottles of 500ml, 1liter, 1.5liters, 1gallon) directly to the smaller end user - convenience stores, fast food establishments, gas stations, major clubs and popular restaurants, among others.

Rectifying alcoholic beverages - This product is the mixture of 100% proof alcohol and water to create the final alcohol product. Overseas alcoholic beverage manufactures prefer to rectify alcoholic beverages in the U.S., as it is much cheaper. Once alcohol is rectified/mixed, the finished product contains four times the liquid volume as the unprocessed raw material. As pure alcohol transports in 25,000 gallons per container and glass price is reasonably consistent on a global basis, by using our services, the manufacturer of alcoholic beverages will save on both the cost of shipping the alcohol (1/4 the liquid volume and weight), as well as saving on the cost of shipping the glass bottles. The alcoholic beverage manufacturers will provide the bottles, labels, alcohol and formula and RSW will provide the water for the rectifying, bottling and packing. All transportation will be paid by the alcoholic beverage companies.

In order to obtain high quality products and assure customer satisfaction, we will be using modern manufacturing technologies machinery. For nearly three years now, we have spent much of our time, money and efforts into researching the water industry in the U.S. As a result, we have acquired broad knowledge about procedures, licenses, machinery, and land. During this time we have also built strong relationships with key individuals within the government and private sectors related to the water industry.

Employees:

Currently, there are seven full time employees. The Company expects to start operations in June 2006 and will therefore be hiring additional staff to run the corporate office as well as for its warehouse facility. It is estimated that an additional eight employees will be required at that time as demand for the products increase. With 15 employees, the plant will be operating at full capacity.

Sales and Marketing Plan

Target Market:

We will first start off our business by bottling water for major stores (Ralph’s, Albertson’s etc.) and major bottled water companies across the country.

We also have contacts in the US Army Ordinance. If we are able to obtain the U.S. government as a customer this would represent a major sector within the market. When the U.S. Army is on a mission abroad and is no longer on American soil, it strictly uses water (drinking, cooking, bathing, etc.) provided by the United States, for safety reasons.

Besides bottling water for major stores and major bottle water companies, we will be bottling water using our own label, “Royal Spring Water”. At first, we will be targeting our product (single serve plastic bottles of 355 ml, 500ml, 1 liter, 1.5 liters and 1 gallon) directly to the end user. Therefore, the first step would be to contact major supermarkets, convenience stores, fast food establishments, gas stations, major clubs and popular restaurants. A sales team comprised of Company representatives will be put in charge to first work on securing new deals and contracts with stores, restaurants and clubs using various promotional tools such as pamphlets, price lists, and samples of our bottled water. Sponsorship is another great marketing tool that we will utilize in order to acquire exposure and gain recognition. We will be sponsoring concerts, golf tournaments, and dance clubs, for instance. We believe that by providing free samples of our bottled water to various groups and venues, we will be able to effectively spread our name and popularity and obtain market penetration.

We will also be targeting all major hotel and casino gaming companies in order to provide them with their private labeled bottled water and customized labels (specific hotel-casino names, logos and images). We have contacts in some of the major hotel-casinos in Las Vegas who have already expressed an interest in purchasing water from our company when it becomes available. We believe these potential customers are interested in our product for two main reasons - a better price and better quality water. The hotels and major casinos out-source 100% of their consumable bottled water.

Liquidity and Capital Resources

The Company has raised cash from the shareholders of Royal Spring Water Inc. and intends to raise additional funds by way of private placements and funding from outside sources. Although the Company has no firm commitments from investors or lenders at this time, the Company believes it will be able to raise sufficient capital to complete assembly of its production facilities and commence production and distribution of its products. There can be no assurance that the Company will be able to secure additional financing or that the amount of any additional financing will be sufficient to accomplish its business objectives or to pay ongoing operating expenses.

Future Funding Requirements and Going Concern

While we have raised the capital necessary to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow needs during our development stage. Within the next year, funds will be needed to meet the requirements of our initial operations.

During the current fiscal year (2006), we have raised capital through advances made by the shareholders of the Company in the amount of approximately $1,000,000. These funds are being used to meet working capital requirements, acquire bottling equipment and further develop the plant. In addition the Company is currently in negotiations with a private investment fund to raise additional capital as needed.

The majority of the infrastructure necessary for the operation of the plant was already in place upon commencement of the lease. The further capital necessary to complete the development of the plant and acquisition of bottling equipment, leading up to operations to commence in June 2006, was funded through the shareholder advances described above.

If during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

Our independent certified public accountants have stated in their report included herein that we have incurred operating losses since our inception, and that we are dependent upon management’s ability to develop profitable operations. These factors among others raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have not had, and at August 31, 2005, do not have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

Pervasiveness of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates were used in determining the present value of our capital lease obligation and the allocation of that total cost to the various assets included in the lease.

Development Stage Enterprise:

The Company has not earned any revenues from limited principal operations and accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises (“SFAS No. 7 “). Among the disclosures required by SFAS No. 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operation, stockholders' deficit and cash flows disclose activity since the date of the Company's inception.

Item 7.	Financial Statements.

See Financial Statements starting on page F-1 for this information.

Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

On March 14, 2005 Michael Johnson & Co. LLC. was terminated as the Company’s independent auditor. Since its engagement in November 11 2004 to its termination on March 14, 2005, Michael Johnson & Co. LLC. had acted as the Registrant’s independent registered public accounting firm. The reports of independent registered public accounting firm Michael Johnson & Co. LLC. on the financial statements of the Registrant and its subsidiaries for the years ended August 31, 2004 and August 31, 2003 did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles. However, such reports contained an explanatory paragraph regarding the substantial doubt on the Company’s ability to continue as a going concern relating to the reports for the years presented. The termination of Michael Johnson & Co. LLC. was accepted by our board of directors.

During the years ended August 31, 2004 and August 31, 2003 and subsequent period through to March 2005, there were no disagreements with Michael Johnson & Co. LLC. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Michael Johnson & Co. LLC., would have caused it to make reference to the subject matter of the disagreement in connection with its report; nor has Michael Johnson & Co. LLC. ever presented a written report, or otherwise communicated in writing to the Registrant or its board of directors the existence of any “reportable event or default” as defined in (iv) of Regulation S-B Item 304 (a)(1).

Michael Johnson & Co. LLC. has provided the Registrant with a letter addressed to the Securities and Exchange Commission as required by Item 304(a)(3) of Regulation S-B, so that Registrant can file such letter with he Commission. The letter is attached as an exhibit hereto.

In February 2006 the Company appointed, as its new auditor, Grobstein, Horwath & Company LLP., Certified Public Accountants, whose address is 15233 Ventura Boulevard, Ninth Floor, Sherman Oaks, California 91403. The effective date of engagement agreed to by the parties was February 6, 2006.

Prior to their appointment of the new independent registered public accounting firm, the Company did not consult with the new auditor on the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements.

Item 8A.	Controls and Procedures.

Within the 90-day time period prior to filing this report, we conducted an evaluation of the effectiveness of our "disclosure controls and procedures," as that phrase is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934. The evaluation was carried out under the supervision and with the participation of management, including our President.

Based on and as of the date of that evaluation, our President has concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be disclosed in the reports we file with or submit to the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, and in ensuring that the information required to be disclosed in those filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company to disclose material information otherwise required to be set forth in the Company's periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.

Subsequent to the date of the evaluation, there were no significant changes in internal controls or in other factors that could significantly affect the internal controls, including any corrective actions taken with regard to significant deficiencies and material weaknesses.

Item 8B.	Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The directors and executive officers of the Registrant as of May 19, 2006 were as follows:

Name and Address	Age	Position
Alex Hazan 14553 Delano St suite 217 Van Nuys CA 91411	45	President, CEO and Chairman of the Board of Directors
Harel Goldstein 14553 Delano St suite 217 Van Nuys CA 91411	45	Director of Marketing & Sales, CFO and Director
Isaac Ben Hamou 14553 Delano St suite 217 Van Nuys CA 91411	45	Director

Our Director and Officers

Mr. Alex Hazan
President, CEO and Chairman of the Board of directors

Mr. Hazan arrived to the United States in the early eighties. After his army service in one of Israel’s elite units, Alex managed and over saw one of the most prestige’s security outfits in the world. Shortly after his arrival in the United States Alex raised the financing and owned one of the first home improvement companies in Los Angeles with over 30 employees. Alex over saw the company's strategy, marketing and sales. Over the last few years Alex has become a real estate developer in Los Angeles and its surroundings. In 1994 Alex formed Silver Cloud productions and raised the finance as well as self-finance over $25 million for independent films. Alex produced or Executive produced these films for worldwide markets. In 1996 Alex founded one of Israel’s leading 3D animation companies - MIM TV (http://www.mimtv.com/) Alex funded the company entirely and produced and developed a large library of children DVD programming as well as CD ROM interactive games. MIMTV is currently selling its products to ToysRus.

Mr. Harel Goldstein
Director of Marketing & Sales, CFO and Director

Prior to Harel’s arrival in the United States, he produced and arranged the financing for over 80 hours of documentary series and specials. During his early years, Harel was in charge of manufacturing and marketing for the largest studio in Israel with over 25 staff members under his control. Prior to his arrival in the U.S. Harel served as an officer in the Israeli Army. Harel Goldstein graduated from the Film and Television School at San Francisco State University in 1986. From 1986 to 1990 Harel produced and line-produced several feature films. His first network MOW entitled MURDER C.O.D. was made for NBC in 1990. At the world sales markets, Harel has generated sales, pre-sold and created marketing campaigns for a multitude of projects based on summary sales sheets, marketing tools and Talent pkg’s. During those years Harel ran the companies with 5-15 employees spanning from development to finance, contract negotiations and marketing strategies.

Isaac Ben Hamou
Director

Isaac Ben Hamou is head of the transportation department of Stephen S. Wise Temple, one of the most prominent Temples in Los Angeles. His department consists of 10 bus drivers and 1 bus company supervisor. Mr. Hamou oversees all of the billing which comes from Laidlaw Transit, charging each department accurately for the proportion of the labor they used. Mr. Hamou works opposite the parents on a daily basis answering all their needs and servicing their complaints.

Mr. Vartan Yossefian
Chief Engineer, Production and Plant Director

As an owner, operations manager, general manager Vartan’s experience spans over thirty years with consumer packaging goods in both water bottling and food industries and machine design. Vartan has a hands-on approach with a flair for strong analytical, organizational and people skills. He has track record of getting results through people in a highly competitive marketing and orchestrating departmental turnaround  Over a period that spans more then 15 years Vartan directed multiple Plants and Distribution Centers. He has Knowledge with WHIMIS, Health and Safety and regulatory issues, a strong Engineering background for plant, equipment, warehousing layouts and control over inventory of raw materials and finished goods in a just in time environment between production and warehouse logistics. Over the last five years Vartan owned and operated Global Machinery Repair an Engineering and Management Consultant. Under this banner he designed and managed building of Water bottling and Alcoholic beverage Rectification. Vartan purchased and set-up state of the art Plastic Blow Molding equipment and high speed filling equipment. He also installed water processing and bottling plants in Orlando, Florida and Santa Fe, California. From 1984-2000 Vartan owned and operated Delta Technologies where a company specializing in Design and Manufacturing of - Door and Hood Assembly system for GM, Cadillac plant. Vartan also designed and installed entire process and packaging plant for Snack Food in Calgary Canada.

Item 10.	Executive Compensation.

At this time there is no set executive compensation package for any of the directors or officers of the Company. The Company currently has no stock option plan or similar plans, nor are there any immediate plans or intentions to establish such compensation arrangements.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the name, address, number of shares beneficially owned, and the percentage of the Registrant’s total outstanding common stock shares owned by: (i) each of the Registrant’s Officers and Directors; (ii) the Registrant’s Officers and Directors as a group; and (iii) other shareholders of 5% or more of the Registrant’s total outstanding common stock shares. The percentages have been calculated by taking into account all Shares owned on the record date as well as all such Shares with respect to which such person has the right to acquire beneficial ownership at such date or within 60 days thereafter. Unless otherwise indicated, all persons listed below have sole voting and sole investment power over the Shares owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	Alex Hazan,14553 Delano St suite 217, Van Nuys CA 91411	1,489,432	4.96%
Common Stock	Harel Goldstein,14553 Delano St suite 217, Van Nuys CA 91411	1,489,432	4.96%
Common Stock	Isaac Ben Hamou,14553 Delano St suite 217, Van Nuys CA 91411	1,489,428	4.96%
Common Stock	Officers and Directors, as a Group (4 people)	4,468,292	14.88%

Item 12.	Certain Relationships and Related Transactions.

The Company’s principal shareholders, who are also officers, have provided short term, non-interest bearing working capital advances to the Company through August 31, 2005 and subsequently. Such funding has been the primary source of the Company’s working capital to date.

Item 13.	Exhibits.

Reference is herewith made to the financial statements and notes thereto included herein and to the cover page of this 10-KSB with respect to documents incorporated by reference in accordance with Rule 12b-33.

Exhibit Number	Description
2*	Acquisition Agreement
3*	Articles of Merger
10*	Commercial Lease Agreement
16*	Letter on Change in Accountant
31.1*	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

Item 14.	Principal Accountant Fees and Services.

The Company incurred $40,000 of audit fees pertaining to the year ended August 31, 2005 compared to $750 in 2004. However, the 2005 audit fees have not been accrued in the financial statements for the year ended August 31, 2005 since such services were not rendered prior to that date. There were no other services performed by the auditors on behalf of the Registrant during these years.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on May 19, 2006 by the undersigned, thereunto authorized.

ROYAL SPRING WATER INC. (FORMERLY EASY.COM, INC.)

By:	/s/ Alex Hazan

Alex Hazan, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date(s) indicated.

Name	Title	Date

/s/ Alex Hazan	Chairman of the Board of	May 31, 2006
Directors and Chief
Alex Hazan	Executive Officer

/s/ Harel Goldstein	Director and Chief	May 31, 2006
Financial Officer
Harel Goldstein

/s/ Isaac Ben Hamou	Director	May 31, 2006

Isaac Ben Hamou

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Easy.com, Inc.

We have audited the accompanying consolidated balance sheet of Easy.com, Inc. and Subsidiary (A Development Stage Company) as of August 31, 2005 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years ended August 31, 2005 and 2004 and from the date of inception (May 9, 2000) to August 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance, but not for expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Easy.com, Inc. and Subsidiary (A Development Stage Company) at August 31, 2005, and the results of their operations and their cash flows for the years ended August 31, 2005 and 2004 and for the period from inception (May 9, 2000) to August 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s significant operating losses, negative working capital, and total capital deficiency raise substantial doubt about its ability to continue as a going concern. Note 1 also describes management’s plans to address these financial matters. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grobstein, Horwath & Company LLP

Sherman Oaks, California
May 19, 2006

EASY.COM, INC. & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
AUGUST 31, 2005

ASSETS
2005
CURRENT ASSETS
Cash and cash equivalents	$12
Prepaid expenses	10,000
Total Current Assets	10,012

Property, plant and equipment, net	3,337,434
TOTAL ASSETS	$3,347,446

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Advances from shareholders	$73,546
Obligation under capital lease - current portion	163,680
Total Current Liabilities	237,226

Obligation under capital lease	3,240,052
TOTAL LIABILITIES	3,477,278

STOCKHOLDERS’ DEFICIT
Preferred stock - $.001 par value; 5,000,000 shares authorized, none issued or outstanding
Common stock - $.001 par value; 50,000,000 shares authorized, 30,072,000 shares outstanding	30,072
Deficit accumulated during the development stage	(209,904)
TOTAL STOCKHOLDERS’ DEFICIT	(129,832)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,347,446

The accompanying notes are an integral part of these financial statements.

EASY.COM, INC. & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED AUGUST 31, 2005 AND 2004

	2005	2004	For the Period From May 9, 2000 (Date of Inception) to August 31, 2005

EXPENSES
Occupancy costs	$14,973	$-	$14,973
General and administrative	59,279	-	69,848
Travel and entertainment	5,093	-	5,093
Consulting fees	5,000	-	5,000
Vehicle	2,293	-	2,293
Telecommunications	1,084	-	1,084
Interest and bank charges	803	-	803
Professional fees	-	750	3,750
Depreciation	14,345	-	14,345
TOTAL EXPENSES	102,870	750	117,189

LOSS FROM OPERATIONS	(102,870)	(750)	(117,189)

OTHER EXPENSES
Interest on capital lease obligation	53,168	-	53,168

NET LOSS	$(156,038)	$(750)	$(170,357)

Loss per common share, basic and diluted	$(0.004)	$(.000)

Weighted average shares outstanding, basic and diluted	30,072,000	$30,072,000

The accompanying notes are an integral part of these financial statements.

EASY.COM, INC. & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS' DEFICIENCY
FOR THE YEARS ENDED AUGUST 31, 2005 AND 2004

	Common Stock		Additional		Total
			Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit

BALANCE AT MAY 9, 2000 (Post Split)	-	$-	$-	$-	$-

Stock issued for services	30,072,000	30,072	-	(20,048)	10,024

Net loss for the period	-	-		(13,569)	(13,569)

BALANCE AT AUGUST 31, 2003 (Post Split)	30,072,000	30,072	-	(33,617)	(3,545)

Net loss	-	-	-	(750)	(750)

BALANCE AT AUGUST 31, 2004 (Post Split)	30,072,000	30,072	-	(34,367)	(4,295)

Acquisition of Royal Spring Water Inc.	-	-	-	(19,499)	(19,499)

Net loss	-	-	-	(156,038)	(156,038)

Services contributed by shareholders	-	-	50,000	-	50,000

BALANCE AT AUGUST 31, 2005	30,072,000	$30,072	$50,000	$(209,904)	$(129,832)

The accompanying notes are an integral part of these financial statements.

EASY.COM, INC. & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED AUGUST 31, 2005 AND 2004

	2005	2004	For the Period From May 9, 2000 (Date of Inception) to August 31, 2005

DECREASE IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(156,038)	$(750)	$(120,357)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	14,345	-	14,345
Interest on obligation under capital lease	53,168		53,168
Common stock issued for services	-	-	10,024
Services contributed by shareholders	(50,000)
Changes in Assets and Liabilities:
Prepaid Expenses	(10,000)	-	(10,000)
Accounts payable and accrued liabilities	(750)	750	-
NET CASH USED IN OPERATING ACTIVITIES	(49,275)		(52,820)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,215)	-	(1,215)
Acquisition of Royal Spring Water Inc.	(19,499)	-	(19,499)
NET CASH PROVIDED BY INVESTING ACTIVITIES	(20,714)		(20,714)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholders	70,001	-	73,546
NET CASH PROVIDED BY FINANCING ACTIVITES	70,001	-	73,546

NET CHANGE IN CASH & CASH EQUIVALENTS	12	-	12

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12	$-	$12

The accompanying notes are an integral part of these financial statements.

EASY.COM, INC. & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS AND USE OF ESTIMATES

ORGANIZATION

Easy.com, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on May 9, 2000. The Company was a non-operating shell corporation with nominal net assets prior to June 2005, when the Company acquired one hundred percent (100%) of the assets of Royal Spring Water Inc., a Nevada company (“RSW”).

The Company was established with a clear mission, namely to extract, process, and bottle Artesian Spring Well water of supreme quality.

BUSINESS COMBINATION

On June 30, 2005, the Company acquired all of the outstanding stock of Royal Spring Water Inc., a Nevada corporation. This company was incorporated with the intent to manufacture and distribute bottled water. Since this business combination, RSW has not commenced operations and has incurred minimal activity.

Easy.com, Inc. completed the acquisition by having the shareholders of RSW surrender 100% of their common stock to the Company. Since the Company and RSW were under common control by essentially the same group of shareholders, this purchase has been treated as a related party transaction. Accordingly, the net liabilities of RSW have been recorded at cost, with the accumulated losses of RSW recorded as a charge to accumulated deficit.

GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced losses from operations since inception, and as of August 31, 2005 has a working capital and total capital deficiency, which raise substantial doubt as to its ability to continue as a going concern.

The Company's ability to continue as a going concern is contingent upon its ability to obtain the financing and strategic alliances necessary to attain profitable operations. Management is pursuing various sources of financing and intends to raise equity financing through a private placement with a private group of investors in the near future. The Company has received letters of intent from potential customers, which management believes will produce the necessary income to attain profitability in the future. Since August 31, 2005, the Company’s principal shareholders/officers have provided approximately $1 million in short-term working capital advances and these individuals will continue to provide certain funding as and when required on a short-term basis.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Royal Spring Water Inc., a Nevada corporation and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). All significant inter-company accounts and transactions are eliminated.

The Company has not earned any revenues from limited principal operations and accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises (“SFAS No. 7 “). Among the disclosures required by SFAS No. 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operation, stockholders' deficit and cash flows disclose activity since the date of the Company's inception.

EASY.COM, INC. & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PERVASIVENESS OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three (3) months or less.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and amortization. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to operations as incurred. Betterments or renewals are capitalized when incurred. Depreciation, based on the estimated useful lives of the assets, is provided using the straight line method over the following useful lives:

Equipment under capital lease	5 years
Locomotive under capital lease	5 years
Building under capital lease	25 years
Furniture and equipment	5 years

LONG LIVED ASSETS

Long lived assets are accounted for in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

CAPITAL LEASES

Capital leases represent those leases under which substantially all the risks and rewards of ownership of the leased assets are transferred to the Company. Property, plant and equipment held under capital leases are initially recorded at the present value of the minimum payments at the inception of the leases, with equivalent liabilities categorized as appropriate under current or non-current liabilities. Interest expense, which represents the difference between the minimum payments at the inception of the capital leases and the corresponding fair value of the assets acquired, is allocated to accounting periods over the period of the leases to produce a constant rate of charge on the outstanding balance.

INCOME TAXES

The Company accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recorded for differences between the financial statements and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period. As of August 31, 2005, a deferred tax asset of approximately $50,000 (which arises solely as a result of net operating losses), has been entirely offset by a valuation reserve due the uncertainty that this asset will be realized in the future.

EASY.COM, INC. & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LOSS PER SHARE

The Company accounts for earnings per share pursuant to SFAS No. 128, Earnings per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year.

There were no dilutive financial instruments for the period ended August 31, 2005 and 2004.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of our financial instruments included in current assets and current liabilities approximated their respective fair values at each balance sheet date due to the immediate or short-term maturity of these financial instruments. The fair value of lease obligations is based on current rates at which we could borrow funds with similar remaining maturities.

RECENT ACCOUNTING PRONOUNCEMENTS

On November 24, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, Inventory Costs--an amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”) effective for fiscal years beginning after June 15, 2005. This Statement amends the guidance in ARB 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We are currently reviewing the requirements of SFAS No. 151; however, we do not believe that the adoption of SFAS No. 151 will have a material effect on our results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets (“SFAS No. 153”). SFAS No. 153 amends the guidance in APB No. 29, Accounting for Nonmonetary Assets (“APB No. 29 “). APB No. 29 was based on the principle that exchanges of nonmonetary assets should be measured on the fair value of the assets exchanged. SFAS 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for financial statements issued for fiscal years beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material effect on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS 123(R), Share-Based Payment. SFAS 123(R) amends SFAS 123, Accounting for Stock-Based Compensation, and APB Opinion 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after 15 December 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after 15 June 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after 15 December 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principles, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principles and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after 15 December 2005. The Company is evaluating the effect the adoption of this interpretation will have on its financial position, cash flows and results of operations.

EASY.COM, INC. & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	PROPERTY, PLANT & EQUIPMENT

At August 31, 2005 property, plant and equipment consists of the following:

Land and water rights under capital lease	$1,287,853
Equipment under capital lease	506,555
Locomotive under capital lease	53,661
Building under capital lease	1,502,495
Furniture and equipment	1,215
3,351,779
Less: accumulated depreciation	(14,345
Net property, plant and equipment	$3,337,434

Depreciation expense was $14,345 for the period ended August 31, 2005 ($Nil - 2004).

NOTE 3.	RELATED PARTY TRANSACTIONS

The advances from shareholders of the Company, to facilitate the payment of debts, are non-interest bearing, unsecured and have no specific terms of repayment. The carrying value of the advances approximates the market value due to the short-term maturity of the financial instruments.

For the year ended August 31, 2005, the Company's directors and shareholders devoted time to the development of the Company. Compensation expense totaling $50,000 has been recorded for the year ended August 31, 2005. These directors and shareholders have waived reimbursement and have considered these services as a contribution to capital. Accordingly, the contributions have been recorded as additional paid-in capital.

NOTE 4.	OBLIGATION UNDER CAPITAL LEASE

The Company leases land, building and equipment under a capital lease which contains a bargain purchase option which the Company intends to exercise on or before its expiration on August 1, 2009. The asset and liability under the capital lease are recorded at the present value of the minimum lease payments and purchase option price. The assets are depreciated over there useful lives as described in Note 1. Depreciation of the assets under the capital lease is included in depreciation expense for 2005.

Future minimum lease payments under capital leases as of August 31, 2005 for each of the next four years and in the aggregate are:

2006	$165,000
2007	300,000
2008	307,000
2009, including bargain purchase option	4,881,929
Total minimum lease payments	5,653,929
Less: amount representing interest at 19%	(2,250,197)
Total obligations under capital lease	3,403,732
Less: current installments of obligations under capital lease	(163,680)
Long-term obligation under capital lease	$3,240,052

NOTE 5.	STOCKHOLDERS' DEFICIT

During the year ended August 31, 2001 the Company issued 30,072,000 shares to the founders of the corporation for services rendered.

For the year ended August 31, 2005, the Company's directors and shareholders devoted time to the development of the Company. Compensation expense totaling $50,000 has been recorded for the year ended August 31, 2005. These directors and shareholders have waived reimbursement and have considered these services as a contribution to capital. Accordingly, the contributions have been recorded as additional paid-in capital.

The Company effected a 3-for-1 stock split in September 2004 of all outstanding shares of capital stock. All references to share and per share data have been retroactively adjusted to reflect the stock split.

NOTE 6.	SUPPLEMENTAL CASH FLOW INFORMATION

During the period ended August 31, 2005 there was $803 in interest (2004 - $Nil) and no taxes paid by the Company.

Non cash financing and investing activities includes the acquisition of property and equipment under capital lease in the amount of $3,350,564 and services provided by shareholders in the amount of $50,000 for the year ended August 31, 2005.

EASY.COM, INC. & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.	COMMITMENT

In August 2005, the Company entered into a land, building and equipment lease agreement for a facility to be used for production and head office. This four-year lease commenced August 1, 2005, and is classified as a capital lease as it contains a bargain purchase option (see note 5). As of August 31, 2005, future obligations under the terms of this lease aggregated $5,653,929, including $2,577,557 in interest.

In December 2005, the Company entered into a lease for their corporate head office for a period of three years, commencing on January 1, 2006 and terminating on December 31, 2006. The annual lease payment is approximately $88,000.

NOTE 8.	CONTINGENT LIABILITY

Royal Spring Water Inc. is involved in litigation with a former employee. The former employee has filed a complaint against the company, alleging wrongful termination. The Company has filed a Cross-Complaint against this former employee, which we believe has merit and will result in either a recovery for Royal Spring Water or an offset in excess of any claim by the former employee.

Management and legal counsel for the Company are of the opinion that the former employee’s claim is without merit. Accordingly, the financial statements do not include any adjustments to reflect the possible outcome of this matter.

NOTE 9.	SUBSEQUENT EVENTS

Between November 2005 and May 2006, two shareholders/officers of the Company advanced approximately $1,000,000 to the Company to facilitate working capital requirements.

In April 2006, the Company filed Articles of Merger in Nevada and legally combined the entities of Easy.com and Royal Spring Water Inc. They concurrently changed the name of the surviving entity to Royal Spring Water, Inc.