Form 10KSB/A
period 2005-08-31
Royal Spring Water Inc
filed 2006-06-07
CIK 1121598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
(AMENDMENT NO. 1)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

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

Form 10-KSB/A
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

The audited financial statements included as part of this annual report contain a “going concern” opinion from our independent auditors. The report of our independent auditors issued in connection with our audited financial statements included in this Annual Report on Form 10-KSB/A for the year ended August 31, 2005 includes a paragraph which generally provides that the financial statements accompanying such auditor's report were prepared assuming that we will continue as a going concern, that expresses that our historical operating losses and accumulated deficit raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of our recorded assets and classification of liabilities that might be necessary in the event that we cannot continue in existence. The independent auditor's report assumes that the establishment of our continued business operations are dependent upon receipt of significant additional outside financing and our ability to complete the development of our operating facility and commencement of operations, and that we will be able to obtain such outside financing on terms favorable to us or at all, or establish future profitable operations. If we do not succeed, then we may be forced to discontinue our operations and close our business.

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

The Company corporate office is located at 14553 Delano Street, Suite 217, Van Nuys California.

On August 1, 2005 the Company entered into a lease for operating premises at 3500 Holly Sugar Rd. in Hereford, Texas. This lease includes 1,000 square feet of office space, a 70,000 square foot warehouse and production facility, six 25,000 gallon liquid juice tanks and related equipment and the water rights from Well #11 and Well #12 (see below).

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

Market Information

The Company's common shares, par value $0.001 (the "Shares") are currently listed for trading on the over-the-counter market (Pink Sheets) under the symbol RSPG.PK and trades by way of unsolicited quotes.

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

On March 14, 2005 Michael Johnson & Co. LLC. was terminated as the Company’s independent auditor. Since its engagement on November 11 2004 to its termination on March 14, 2005, Michael Johnson & Co. LLC. had acted as the Registrant’s independent registered public accounting firm. The reports of independent registered public accounting firm Michael Johnson & Co. LLC. on the financial statements of the Registrant and its subsidiaries for the years ended August 31, 2004 and August 31, 2003 did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles. However, such reports contained an explanatory paragraph regarding the substantial doubt on the Company’s ability to continue as a going concern relating to the reports for the years presented. The termination of Michael Johnson & Co. LLC. was accepted by our board of directors.

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

In February 2006 the Company appointed, as its new auditor, Grobstein, Horwath & Company LLP, Certified Public Accountants, whose address is 15233 Ventura Boulevard, Ninth Floor, Sherman Oaks, California 91403. The effective date of engagement agreed to by the parties was February 6, 2006.

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

Reference is herewith made to the financial statements and notes thereto included herein and to the cover page of this 10-KSB/A with respect to documents incorporated by reference in accordance with Rule 12b-33.

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

Name	Title	Date

/s/ Alex Hazan	Chairman of the Board of	June 7, 2006
Directors and Chief
Alex Hazan	Executive Officer

/s/ Harel Goldstein	Director and Chief	June 7, 2006
Financial Officer
Harel Goldstein

/s/ Isaac Ben Hamou	Director	June 7, 2006

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

/s/ Grobstein, Horwath & Company LLP

Sherman Oaks, California
May 19, 2006

EASY.COM, INC. & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
AUGUST 31, 2005

ASSETS
2005
CURRENT ASSETS
Cash and cash equivalents	$12
Prepaid expenses	10,000
Total Current Assets	10,012

Property, plant and equipment, net	3,337,434
TOTAL ASSETS	$3,347,446

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Advances from shareholders	$73,546
Obligation under capital lease - current portion	163,680
Total Current Liabilities	237,226

Obligation under capital lease	3,240,052
TOTAL LIABILITIES	3,477,278

STOCKHOLDERS’ DEFICIT
Preferred stock - $.001 par value; 5,000,000 shares authorized, none issued or outstanding
Common stock - $.001 par value; 50,000,000 shares authorized, 30,072,000 shares outstanding	30,072
Additional paid-in capital	10,453
Deficit accumulated during the development stage	(170,357)
TOTAL STOCKHOLDERS’ DEFICIT	(129,832)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,347,446

The accompanying notes are an integral part of these financial statements.

EASY.COM, INC. & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED AUGUST 31, 2005 AND 2004

	2005	2004	For the Period From May 9, 2000 (Date of Inception) to August 31, 2005

EXPENSES
General and administrative	$59,279	$-	$69,848
Occupancy costs	14,973	-	14,973
Travel and entertainment	5,093	-	5,093
Consulting fees	5,000	-	5,000
Vehicle	2,293	-	2,293
Telecommunications	1,084	-	1,084
Interest and bank charges	803	-	803
Professional fees	-	750	3,750
Depreciation	14,345	-	14,345
TOTAL EXPENSES	102,870	750	117,189

LOSS FROM OPERATIONS	(102,870)	(750)	(117,189)

OTHER EXPENSES
Interest on capital lease obligation	53,168	-	53,168

NET LOSS	$(156,038)	$(750)	$(170,357)

Loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding, basic and diluted	30,072,000	$30,072,000

The accompanying notes are an integral part of these financial statements.

EASY.COM, INC. & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS' DEFICIENCY
FOR THE YEARS ENDED AUGUST 31, 2005 AND 2004

	Common Stock		Additional		Total
			Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit

BALANCE AT MAY 9, 2000 (Post Split)	-	$-	$-	$-	$-

Stock issued for services	30,072,000	30,072	(20,048)	-	10,024

Net loss for the period	-	-		(13,569)	(13,569)

BALANCE AT AUGUST 31, 2003 (Post Split)	30,072,000	30,072	(20,048)	(13,569)	(3,545)

Net loss	-	-	-	(750)	(750)

BALANCE AT AUGUST 31, 2004 (Post Split)	30,072,000	30,072	(20,048)	(14,319)	(4,295)

Acquisition of Royal Spring Water Inc.	-	-	(19,499)	-	(19,499)

Net loss	-	-	-	(156,038)	(156,038)

Services contributed by shareholders	-	-	50,000	-	50,000

BALANCE AT AUGUST 31, 2005	30,072,000	$30,072	$10,453	$(170,357)	$(129,832)

The accompanying notes are an integral part of these financial statements.

EASY.COM, INC. & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED AUGUST 31, 2005 AND 2004

	2005	2004	For the Period From May 9, 2000 (Date of Inception) to August 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(156,038)	$(750)	$(170,357)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	14,345	-	14,345
Interest accrued on obligation under capital lease	53,168		53,168
Common stock issued for services	-	-	10,024
Services contributed by shareholders	50,000		50,000
Changes in Assets and Liabilities:
Prepaid Expenses	(10,000)	-	(10,000)
Accounts payable and accrued liabilities	(750)	750	-
NET CASH USED IN OPERATING ACTIVITIES	(49,275)		(52,820)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,215)	-	(1,215)
Acquisition of Royal Spring Water Inc.	(19,499)	-	(19,499)
NET CASH PROVIDED BY INVESTING ACTIVITIES	(20,714)		(20,714)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholders	70,001	-	73,546
NET CASH PROVIDED BY FINANCING ACTIVITES	70,001	-	73,546

NET CHANGE IN CASH & CASH EQUIVALENTS	12	-	12

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12	$-	$12

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

Easy.com, Inc. completed the acquisition by having the shareholders of RSW surrender 100% of their common stock to the Company. Since the Company and RSW were under common control by essentially the same group of shareholders, this purchase has been treated as a related party transaction. Accordingly, the net liabilities of RSW have been recorded at cost, with the accumulated losses of RSW recorded as a charge to paid-in capital.

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

In August 2005, the Company entered into a land, building and equipment lease agreement for a facility to be used for production and head office. This four-year lease commenced August 1, 2005, and is classified as a capital lease as it contains a bargain purchase option (see note 5). As of August 31, 2005, future obligations under the terms of this lease aggregated $5,653,929, including $2,250,197 in interest.

In December 2005, the Company entered into a lease for their corporate head office for a period of three years, commencing on January 1, 2006 and terminating on December 31, 2008. The annual lease payment is approximately $88,000.

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