Form 10KSB/A
period 2005-08-31
Royal Spring Water Inc
filed 2006-08-22
CIK 1121598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
(AMENDMENT NO. 2)

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
______________
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

/s/ Grobstein, Horwath & Company LLP

Sherman Oaks, California
May 19, 2006

EASY.COM, INC. & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
AUGUST 31, 2005

ASSETS
2005
CURRENT ASSETS
Cash and cash equivalents	$12
Prepaid expenses	10,000
Total Current Assets	10,012

Property, plant and equipment, net	3,337,434
TOTAL ASSETS	$3,347,446

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Advances from shareholders	$73,546
Obligation under capital lease - current portion	163,680
Total Current Liabilities	237,226

Obligation under capital lease	3,240,052
TOTAL LIABILITIES	3,477,278

STOCKHOLDERS’ DEFICIT
Preferred stock - $.001 par value; 5,000,000 shares authorized, none issued or outstanding
Common stock - $.001 par value; 50,000,000 shares authorized, 30,072,000 shares outstanding	30,072
Additional paid-in capital	29,952
Deficit accumulated during the development stage	(189,856)
TOTAL STOCKHOLDERS’ DEFICIT	(129,832)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,347,446

The accompanying notes are an integral part of these financial statements.

EASY.COM, INC. & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED AUGUST 31, 2005 AND 2004

	2005	2004	For the Period From May 9, 2000 (Date of Inception) to August 31, 2005

EXPENSES
General and administrative	$64,122	$-	$74,691
Occupancy costs	22,447	-	22,447
Travel and entertainment	7,231	-	7,231
Consulting fees	5,000	-	5,000
Vehicle	3,665	-	3,665
Telecommunications	1,961	-	1,961
Interest and bank charges	1,098	-	1,098
Professional fees	2,500	750	6,250
Depreciation	14,345	-	14,345
TOTAL EXPENSES	122,369	750	136,688

LOSS FROM OPERATIONS	(122,369)	(750)	(136,688)

OTHER EXPENSES
Interest on capital lease obligation	53,168	-	53,168

NET LOSS	$(175,537)	$(750)	$(189,856)

Loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding, basic and diluted	30,072,000	$30,072,000

The accompanying notes are an integral part of these financial statements.

EASY.COM, INC. & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS' DEFICIENCY
FOR THE YEARS ENDED AUGUST 31, 2005 AND 2004

	Common Stock		Additional		Total
			Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit

BALANCE AT MAY 9, 2000 (Post Split)	-	$-	$-	$-	$-

Stock issued for services	30,072,000	30,072	(20,048)	-	10,024

Net loss for the period	-	-		(13,569)	(13,569)

BALANCE AT AUGUST 31, 2003 (Post Split)	30,072,000	30,072	(20,048)	(13,569)	(3,545)

Net loss	-	-	-	(750)	(750)

BALANCE AT AUGUST 31, 2004 (Post Split)	30,072,000	30,072	(20,048)	(14,319)	(4,295)

Net loss	-	-	-	(175,537)	(175,537)

Services contributed by shareholders	-	-	50,000	-	50,000

BALANCE AT AUGUST 31, 2005	30,072,000	$30,072	$29,952	$(189,856)	$(129,832)

The accompanying notes are an integral part of these financial statements.

EASY.COM, INC. & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED AUGUST 31, 2005 AND 2004

	2005	2004	For the Period From May 9, 2000 (Date of Inception) to August 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(175,537)	$(750)	$(189,856)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	14,345	-	14,345
Interest accrued on obligation under capital lease	53,168		53,168
Common stock issued for services	-	-	10,024
Services contributed by shareholders	50,000		50,000
Changes in Assets and Liabilities:
Prepaid Expenses	(10,000)	-	(10,000)
Accounts payable and accrued liabilities	(750)	750	-
NET CASH USED IN OPERATING ACTIVITIES	(68,774)		(72,319)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,215)	-	(1,215)
NET CASH USED IN INVESTING ACTIVITIES	(1,215)	-	(1,215)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholders	70,001	-	73,546
NET CASH PROVIDED BY FINANCING ACTIVITES	70,001	-	73,546

NET CHANGE IN CASH & CASH EQUIVALENTS	12	-	12

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12	$-	$12

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

Easy.com, Inc. completed the acquisition by having the shareholders of RSW surrender 100% of their common stock to the Company. Since the Company and RSW were controlled by the same group of shareholders, the transaction has been accounted for as a merger of entities under common control. Accordingly, the related assets and liabilities have been recorded at their carrying amounts and the financial statements have been retroactively consolidated for all periods during which common control existed.

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

The Company leases land, building and equipment under a capital lease which contains a bargain purchase option which the Company intends to exercise on or before its expiration on August 1, 2009. The asset and liability under the capital lease are recorded at the present value of the minimum lease payments and purchase option price. The assets are depreciated over their useful lives as described in Note 1. Depreciation of the assets under the capital lease is included in depreciation expense for 2005.

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

In August 2005, the Company entered into a land, building and equipment lease agreement for a facility to be used for production and head office. This four-year lease commenced August 1, 2005, and is classified as a capital lease as it contains a bargain purchase option (see note 4). As of August 31, 2005, future obligations under the terms of this lease aggregated $5,653,929, including $2,250,197 in interest.

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