Form 10QSB
period 2005-11-30
Royal Spring Water Inc
filed 2006-08-22
CIK 1121598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: November 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $15,178, at a price per share of $0.001 as of June 20, 2006. For the purpose of this disclosure, shares of common stock held by directors, officers and stockholders whose ownership exceeds five percent of the common stock outstanding were excluded. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the issuer, or that such person is controlled by or under common control of the issuer.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 30,072,000 as of June 20, 2006.

ROYAL SPRING WATER INC. (FORMERLY EASY.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)

Form 10-QSB
For the Quarter Ended November 30, 2005

___________________

___________________

ROYAL SPRING WATER INC. (FORMERLY EASY.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	November 30, 2005	August 31,
	(Unaudited)	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$43,403	$12
Prepaid expenses	25,000	10,000
Total Current Assets	68,403	10,012

Property, plant and equipment, net	3,296,037	3,337,434
TOTAL ASSETS	$3,364,440	$3,347,446

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Advances from shareholders	$176,055	$73,546
Obligation under capital lease - current portion	142,167	163,680
Total Current Liabilities	318,222	237,226

Obligation under capital lease	3,419,933	3,240,052
TOTAL LIABILITIES	3,738,155	3,477,278

STOCKHOLDERS’ DEFICIT
Preferred stock - $.001 par value; 5,000,000 shares authorized, none issued or outstanding
Common stock - $.001 par value; 50,000,000 shares authorized, 30,072,000 shares outstanding	30,072	30,072
Additional paid-in capital	59,952	29,952
Deficit accumulated during the development stage	(463,739)	(189,856)
TOTAL STOCKHOLDERS’ DEFICIT	(373,715)	(129,832)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,364,440	$3,347,446

_______________
See accompanying notes to these financial statements.

ROYAL SPRING WATER INC. (FORMERLY EASY.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2005 AND 2004
AND FROM INCEPTION TO NOVEMBER 30, 2005

	Three Months Ended November 30, 2005	Three Months Ended November 30, 2004	For the Period From May 9, 2000 (Date of Inception) to November 30, 2005

EXPENSES
General and administrative	$36,257	$-	$110,948
Professional fees	23,200	-	29,450
Travel and entertainment	4,871	-	12,102
Vehicle	4,437	-	8,102
Telecommunications	2,339	-	4,300
Advertising and promotion	758		758
Interest and bank charges	556	-	1,654
Occupancy costs	-	-	22,447
Consulting fees	-	-	5,000
Depreciation	43,097	-	57,442
TOTAL EXPENSES	115,515	-	252,203

LOSS FROM OPERATIONS	(115,515)	-	(252,203)

OTHER EXPENSES
Interest on capital lease obligation	158,368	-	211,536

NET LOSS	$(273,883)	$-	$(463,739)

Loss per common share, basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding, basic and diluted	30,072,000	30,072,000

_______________
See accompanying notes to these financial statements.

ROYAL SPRING WATER INC. (FORMERLY EASY.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2005 AND 2004
AND FROM INCEPTION TO NOVEMBER 30, 2005

	Three Months Ended November 30, 2005	Three Months Ended November 30, 2004	For the Period From May 9, 2000 (Date of Inception) to November 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(273,883)	$-	$(463,739)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	43,097	-	57,442
Interest accrued on obligation under capital lease	158,368	-	211,536
Common stock issued for services	-	-	10,024
Services contributed by shareholders	30,000	-	80,000
Changes in Assets and Liabilities:		-
Prepaid Expenses	(15,000)	-	(25,000)
Accounts payable and accrued liabilities	-	-	-
NET CASH USED IN OPERATING ACTIVITIES	(57,418)	-	(110,238)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,700)	-	(2,915)
NET CASH PROVIDED BY INVESTING ACTIVITIES	(1,700)		(2,915)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholders	102,509	-	176,055
NET CASH PROVIDED BY FINANCING ACTIVITES	102,509	-	176,055

NET CHANGE IN CASH & CASH EQUIVALENTS	43,391	-	43,403

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$43,403	$-	$43,403

_______________
See accompanying notes to these financial statements.

ROYAL SPRING WATER INC. (FORMERLY EASY.COM, INC.)
NOTES TO FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS

ORGANIZATION

Royal Spring Water Inc. (formerly Easy.com, Inc.) (the “Company”) was incorporated under the laws of the State of Nevada on May 9, 2000. The Company was a non-operating shell corporation with nominal net assets prior to June 2005, when the Company acquired one hundred percent (100%) of the assets of Royal Spring Water Inc., a Nevada company (“RSW”).

The Company was established with a clear mission, namely to extract, process, and bottle artesian well water of supreme quality.

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2005 are not necessarily indicative of the results that may be expected for the year ending August 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended August 31, 2005.

The Company has not earned any revenues from limited principal operations and accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises (“SFAS No. 7 “). Among the disclosures required by SFAS No. 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' deficit and cash flows disclose activity since the date of the Company's inception.

ROYAL SPRING WATER INC. (FORMERLY EASY.COM, INC.)
NOTES TO FINANCIAL STATEMENTS

NOTE 2.	PROPERTY, PLANT & EQUIPMENT

At November 30, 2005 property, plant and equipment consists of the following:

Land and water rights under capital lease	$1,287,853
Equipment under capital lease	506,555
Locomotive under capital lease	53,661
Water Treatment System	1,700
Building under capital lease	1,502,495
Furniture and equipment	1,215
3,353,479
Less: accumulated depreciation	(57,442)
Net property, plant and equipment	$3,296,037

Depreciation expense was $43,097 for the three months ended November 30, 2005 ($Nil - 2004).

NOTE 3.	RELATED PARTY TRANSACTIONS

The advances from shareholders of the Company, to facilitate the payment of debts, are non-interest bearing, unsecured and have no specific terms of repayment. The carrying value of the advances approximates the market value due to the short-term maturity of the financial instruments.

For the three months ended November 30, 2005, the Company's directors and shareholders devoted time to the development of the Company. Compensation expense totaling $30,000 has been recorded for the three months ended November 30, 2005. These directors and shareholders have waived reimbursement and have considered these services as a contribution to capital. Accordingly, the contributions have been recorded as additional paid-in capital.

NOTE 4.	OBLIGATION UNDER CAPITAL LEASE

The Company leases land, building and equipment under a capital lease which contains a bargain purchase option which the Company intends to exercise on or before its expiration on August 1, 2009. The asset and liability under the capital lease are recorded at the present value of the minimum lease payments and purchase option price.

Future minimum lease payments under capital leases as of November 30, 2005 for each of the next four years and in the aggregate are:

Year 1	$215,000
Year 2	300,000
Year 3	308,750
Year 4, including bargain purchase option	4,830,179
Total minimum lease payments	5,563,929
Less: amount representing interest at 19%	(2,091,828)
Total obligations under capital lease	3,562,101
Less: current installments of obligations under capital lease	(142,167)
Long-term obligation under capital lease	$3,419,934

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

Overview

The following discussion and analysis should be read in conjunction with our Financial Statements and notes appearing elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to; those discussed below and elsewhere in this report.

Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

On August 1, 2005 the Company entered into a lease for operating a production facility at 3500 Holly Sugar Rd. in Hereford, Texas with the intention of producing and selling artesian water. This property includes 1,000 square feet of office space, a 70,000 square foot warehouse and production facility, six 25,000 gallon liquid holding tanks and related equipment and the water rights from two artesian wells. The lease calls for an initial rent of $15,000 per month for six months commencing November 1, 2005 to April 2006 payable in advance for six months on November 1, 2005. Thereafter for the next 24 years, the annual rent is $25,000 per month, adjusted annually based on the consumer price index. In the first four years, the Company has an option to purchase the facility at an amount calculated as set forth in the terms of the lease which is estimated to be $4,590,964.

Of the 70,000 square foot space, 40,000 square feet will be allocated to water processing and packaging space made accessible by loading bays and a 5.5 mile railroad spur leading directly from the main railroad station in Hereford to our loading dock. The railroad extension is made available to the Company as a term of the lease and, as a term of the option to purchase the property, will continue to be made available for use as an easement when the Company purchases the property. Also included in the property lease and option to purchase is the train engine needed to pull and push the train cars for our shipping needs which will enable us to keep our shipping cost very low. Approximately 30,000 square feet has been allocated for storage of raw materials and finished goods.

Under our lease agreement, we are allowed to pump 400,000 gallons of water per day, which equates to approximately 2,909,000 bottles of water (16.9 oz) per day. We believe this will be sufficient to meet the demands of any large orders in the foreseeable future.

During the next twelve months, we intend to concentrate on one product; plain, non-carbonated bottled water.

Our primary business strategy is focused in two main areas. The first is to offer existing bottled water distribution companies, major retail stores and service oriented businesses the ability to change their current bottled water to a private label in their business name. Additionally, for companies already selling under a private label, we intend to sell our water for a more competitive price and to help increase their bottle water capacity by providing them with an additional source for their water supply. Our research has shown that these manufacturing and distribution companies are at their production capacity and cannot meet their customers’ demands and that it may be more cost effective for them to have us provide them with water rather than to develop or expand existing water bottling facilities. In these circumstances, we intend to have the customers provide us with their labels or logo, and we will fill the bottles, apply the label and ship the products to the customer. The second part of our marketing and sales strategy is to develop the “Royal Spring Water” brand of bottled water and commence sales of that product in the US and around the world. We will be targeting our product (single serve plastic bottles of 355ml, 500ml, 1liter, 1.5liters, 1gallon) directly to the smaller end user - convenience stores, fast food establishments, gas stations, major clubs and popular restaurants, among others.

A sales team comprised of Company representatives will be put in charge to first work on securing contracts with stores, restaurants and clubs using various promotional tools such as pamphlets, price lists, and samples of our bottled water. Sponsorship is another marketing tool that we will utilize in order to acquire exposure and gain recognition. We expect to be sponsoring concerts, golf tournaments, and dance clubs, etc. We believe that by providing free samples of our bottled water to various groups and venues, we will be able to effectively spread our name and popularity and obtain market penetration. We will also be targeting all major hotel and casino gaming companies in order to provide them with their private labeled bottled water and customized labels (specific hotel-casino names, logos and images). We have contacts in some of the major hotel-casinos in Las Vegas who have already expressed an interest in purchasing water from our company when it becomes available. The hotels and major casinos out-source 100% of their consumable bottled water.

Our production and bottling facility at the wells is a highly automated plant with an operationally flexible system with high production capacity. The processing and bottling of the water to be captured at the artesian well water facility is divided into various main steps:

Initial capture at the artesian well water where the water is pumped from a depth of approximately 300 to 400 feet then transferred to the storage location by a system of pipes.

1.
From the point of capture, a network of underground pipes transfers the water to our treatment plant where the water is first filtered through sand traps and stored in indoor holding tanks (one of six 25,000 gallon tanks) subsequent to the filtration and treatment process to prepare water for the bottling process.

2.
After the primary storage, water is pumped to a Multi-Media Filter to an Activated Carbon Pre-Filter, to a 5-Micron Sediment Filter to Reverse Osmosis to Ozone Disinfection treated water pumped in two 6,000 gallon Stainless Steel Production Water Storage Tanks. The water is then transferred to the bottling zone via stainless steel pipes and Post Activated Carbon Filter and a Ultra-Violet Sterilization system.

3.
The water is then moved to the bottling room which is pressurized and air conditioned (filtered air) to avoid all possible contamination during the bottle filling process. These operations consist of rinsing of the bottle prior to filling, filling of the bottle with the purified water, capping it, labeling it, assigning it with a batch number, year and time of bottling and expiration date.

4.
The bottles are then moved to the packing and shipping area where a bundling machine groups the various forms into packs of 6, 12, 24 and 32 bottles, wrapping them in printed film. The packs are then transferred to the robotic pallet- forming area where they are palletized for shipment.

5.
Our in house laboratory staff maintains a constant control on the quality of the water. Weekly water samples are sent out to a certified lab in order to maintain our certification by the EPA, TCEQ and Texas Department of Health authorities. To further guarantee a superior quality product, the laboratory has to process daily chemical and bacteriological analyses on the entire production chain. We are using polyethylene Terephthalate (known as PET) bottles in various sizes - 12oz, 16.9oz 1L and 1.5L. Our current system can also manufacture flavored water and carbonated water. Our capping machines can handle both a regular flat cap as well as a sports cap. We have purchased a Krup stretch blow molder which we will use to blow our PET bottles. The PET bottles are blown from what is called a preform. This is supplied to us by the Ball Corporation, one of the leading PET manufacturers. We have made a decision to buy all of our raw materials from US based companies instead of China made products. (see details of our current existing production capacity and potential capacity in the paragraph below entitled “Acquisition or Disposition of Plant and Equipment”)

Results of Operations for the Three Months Ended November 30, 2005

We have no revenue from operations as of the date of this report and we have relied on and will continue to reply on significant external financing to fund our operations. During the three months ended November 30, 2005, our financing came from non-interest bearing loans from shareholders in the amount of $176,056. Our operations since inception in 2000 have not generated any revenue. We generated a net loss of $273,883 for the three months ended November 2005, for a cumulative loss of $463,739 since the inception of the Company.

Licensing and Water Rights:

Although we have a contract which will allow us to extract water from the land, it doesn’t automatically give us the right to distribute it. In order to distribute water worldwide and do business, certain licenses must first be acquired. Besides necessary licenses, one must pass certain specifications and requirements of the Food and Drug Administration (FDA). This includes a clean and immaculate warehouse, and the use of hygienic filtration, refrigeration, bottling and packing operation systems. We will assure that all our operations meet and surpass these government requirements. In June 2006 the Company passed the water test required by the state of Texas Commission on Environmental Quality, in order to commence production at the Royal Spring Water plant in Hereford, Texas. The test was conducted by the City of Amarillo, Environmental Laboratory No. 48103 over a period of three days. This completed all of the testing and licensing requirements of the various government bodies needed to commence production and sales of our products.

Product Research and Development:

In order to obtain high quality products and assure customer satisfaction, we will be using fully automated state of the art machinery. For the past three years, we have spent much of our time, money and efforts into researching the water industry in the U.S. and overseas. As a result, we have acquired broad knowledge about procedures, licenses, machinery, and land. During this time, we have also built strong relationships with key individuals within the government and private sectors related to the water industry. We do not anticipate performing further research and development for any products during the next twelve months.

Acquisition or Disposition of Plant and Equipment:

We have purchased a fully automated, state of the art water treatment and bottling system that is currently in place and has the capacity to bottle up to 144 million bottles per year, based on a bottle size of 16.9 ounces. The plant facility has the water capacity to grow and supply in excess of one billion bottles per year. Our bottling line can handle bottle sizes from 8 ounce bottles to 1.5 liter bottles. This state of the art machinery is fully automated and runs with minimal human intervention. We also purchased a bottle stretch blow molder which enables us to blow our own bottles from preforms.

Liquidity and Capital Resources and Future Funding Requirements

The Company has funded its operation from loans from our officers and directors and intends to raise additional funds by way of private placements and funding from outside sources. Although the Company has no firm commitments from investors or lenders at this time, the Company believes it will be able to raise sufficient capital to complete assembly of its production facilities and commence production and distribution of its products. There can be no assurance that the Company will be able to secure additional financing or that the amount of any additional financing will be sufficient to accomplish its business objectives or to pay ongoing operating expenses.

During the current fiscal year (2006), the shareholders of the Company have made loans in the amount of $176,056. These funds have been used to meet working capital requirements, acquire bottling equipment and further develop the plant.

The majority of the infrastructure necessary for the operation of the plant was already in place upon commencement of the lease. This is the key capital resource that will enable the Company to quickly commence production and obtain revenues to assist in meeting its working capital requirements.

The following assets are currently in use at our plant:

•	Building - 20,000 square feet three story building attached to the warehouse
•	Warehouse - 15,000 square feet adjacent to the three story building
•	Warehouse - additional 36,000 square feet space, added April 2006
•	Equipment - six 25,000 gallon liquid holding tanks (4 tanks are inside the building and 2 outside) related water pumps and pipes connecting wells and tanks, motors and agitators
•	Land and Water Rights - Well #11 and Well #12 located on the real Property
•	Waste water ponds
•	Paved parking
•	Access to existing rail

The Company’s scheduled lease payments from inception of the lease and leading up the purchase date are as follows:

December 1, 2005 - May 31, 2006	$90,000
June 1, 2006 - December 31, 2006	175,000
January 1, 2007 - December 31, 2007	300,000
January 1, 2008 - December 31, 2008*	310,500
January 1, 2009 - July 31, 2009*	187,464

$1,062,964

*CPI is estimated at 3.5% as per most recent full year information available as posted in The Wall Street Journal.

At the end of this period, the Company intends to purchase the assets at an estimated price of $4,590,964. The actual purchase price will depend upon the prevailing lease rate in effect at the time we exercise our purchase option.

Determination of the classification of the lease:

The Company has determined that the Lease meets the criteria set forth in paragraph 7 (b) of Statement of Financial Accounting Standards ("SFAS") No. 13, Accounting for leases, requiring it to be classified as a capital lease. To meet this requirement the lease must meet one of four specific criteria, one of which is the existence of a bargain purchase option, defined as a provision in the lease allowing the lessee, at our option, to purchase the leased property for a price which is sufficiently lower than the expected fair value of the property at the date the option becomes exercisable, and that exercise of the option appears, at the inception of the lease, to be reasonably assured.

Off-Balance Sheet Arrangements

We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited financial statements for the period ended August 31, 2005, our independent registered accountants included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

ITEM 3.	CONTROL AND PROCEDURES

We maintain disclosure controls and procedures that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

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

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This item is not applicable.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

This item is not applicable.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

This item is not applicable.

ITEM 5	OTHER INFORMATION

This item is not applicable.

ITEM 6	EXHIBITS

The following exhibits are being filed as part of this quarterly report:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL SPRING WATER INC. (FORMERLY EASY.COM, INC.)

By:	/s/ Alex Hazan
Name: Alex Hazan
Title: Chief Executive Officer

Date: August 22, 2006

By:	/s/ Harel Goldstein
Name: Harel Goldstein
Title: Chief Financial Officer

Date: August 22, 2006