Form 10QSB
period 2006-02-28
Royal Spring Water Inc
filed 2006-08-23
CIK 1121598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: February 28, 2006

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $15,178, at a price per share of $0.001 as of July 11, 2006. For the purpose of this disclosure, shares of common stock held by directors, officers and stockholders whose ownership exceeds five percent of the common stock outstanding were excluded. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the issuer, or that such person is controlled by or under common control of the issuer.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 30,072,000 as of July 11, 2006.

ROYAL SPRING WATER INC. (FORMERLY EASY.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)

Form 10-QSB
For the Quarter Ended February 28, 2006

____________________

____________________

ROYAL SPRING WATER INC. (FORMERLY EASY.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	February 28, 2006	August 31, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$25,246	$12
Prepaid expenses	29,722	10,000
Total Current Assets	54,968	10,012

Property, plant and equipment, net	3,587,351	3,337,434
TOTAL ASSETS	$3,642,319	$3,347,446

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Advances from shareholders	$690,694	$73,546
Obligation under capital lease - current portion	161,168	163,680
Total Current Liabilities	851,862	237,226

Obligation under capital lease	3,467,556	3,240,052
TOTAL LIABILITIES	4,319,418	3,477,278

STOCKHOLDERS’ DEFICIT
Preferred stock - $.001 par value; 5,000,000 shares authorized, none issued or outstanding
Common stock - $.001 par value; 50,000,000 shares authorized, 30,072,000 shares outstanding	30,072	30,072
Additional paid-in capital	89,952	29,952
Deficit accumulated during the development stage	(797,123)	(189,856)
TOTAL STOCKHOLDERS’ DEFICIT	(677,099)	(129,832)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,642,319	$3,347,446

_______________
See accompanying notes to these financial statements.

ROYAL SPRING WATER INC. (FORMERLY EASY.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2006 AND 2005
AND FROM INCEPTION TO FEBRUARY 28, 2006

	Three Months Ended February 28, 2006	Three Months Ended February 28, 2005	For the Period From May 9, 2000 (Date of Inception) to February 28, 2006

EXPENSES
General and administrative	$68,433	$-	$179,381
Professional fees	42,635	-	72,085
Vehicle	10,163	-	18,265
Travel and entertainment	6,696	-	18,798
Telecommunications	5,086	-	9,386
Interest and bank charges	335	-	1,989
Occupancy costs	-	-	22,447
Consulting fees	-	-	5,000
Advertising and promotion	-	-	758
Depreciation	43,412	-	100,854
TOTAL EXPENSES	176,760	-	428,963

LOSS FROM OPERATIONS	(176,760)	-	(428,963)

OTHER EXPENSES
Interest on capital lease obligation	156,624	-	368,160

NET LOSS	$(333,384)	$-	$(797,123)

Loss per common share, basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding, basic and diluted	30,072,000	30,072,000

_______________
See accompanying notes to these financial statements.

ROYAL SPRING WATER INC. (FORMERLY EASY.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2006 AND 2005

	Six Months Ended February 28, 2006	Six Months Ended February 28, 2005

EXPENSES
General and administrative	$104,690	$-
Professional fees	65,835	-
Vehicle	14,600	-
Travel and entertainment	11,567	-
Telecommunications	7,425	-
Interest and bank charges	891	-
Advertising and promotion	758
Occupancy costs	-	-
Consulting fees	-	-
Depreciation	86,509	-
TOTAL EXPENSES	292,275	-

LOSS FROM OPERATIONS	(292,275)	-

OTHER EXPENSES
Interest on capital lease obligation	314,992	-

NET LOSS	$(607,267)	$-

Loss per common share, basic and diluted	$(0.02)	$(0.00)

Weighted average shares outstanding, basic and diluted	30,072,000	30,072,000

_______________
See accompanying notes to these financial statements.

ROYAL SPRING WATER INC. (FORMERLY EASY.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2006 AND 2005
AND FROM INCEPTION TO FEBRUARY 28, 2006

	Six Months Ended February 28, 2006	Six Months Ended February 28, 2005	For the Period From May 9, 2000 (Date of Inception) to February 28, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(607,267)	$-	$(797,123)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	86,509	-	100,854
Interest accrued on obligation under capital lease	314,992	-	368,160
Common stock issued for services	-	-	10,024
Services contributed by shareholders	60,000	-	110,000
Changes in Assets and Liabilities:		-
Prepaid Expenses	(19,722)	-	(29,722)
Accounts payable and accrued liabilities	-	-	-
NET CASH USED IN OPERATING ACTIVITIES	(165,488)	-	(218,308)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(336,426)	-	(337,641)
NET CASH PROVIDED BY INVESTING ACTIVITIES	(336,426)	-	(357,140)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholders	617,148	-	690,694
Repayment of obligation under capital lease	(90,000)	-	(90,000)
NET CASH PROVIDED BY FINANCING ACTIVITES	527,148	-	600,694

NET CHANGE IN CASH & CASH EQUIVALENTS	25,234	-	25,246

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,246	$-	$25,246

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

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended February 28, 2006 are not necessarily indicative of the results that may be expected for the year ending August 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended August 31, 2005.

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

NOTE 2.	PROPERTY, PLANT & EQUIPMENT

At February 28, 2006 property, plant and equipment consists of the following:

Land and water rights under capital lease	$1,287,853
Equipment under capital lease	506,555
Locomotive under capital lease	53,661
Computer	1,036
Water Treatment System	331,700
Building under capital lease	1,502,495
Furniture and equipment	4,905
3,688,205
Less: accumulated depreciation	(100,854)
Net property, plant and equipment	$3,587,351

Depreciation expense was $43,412 and $86,509 for the three and six months ended February 28, 2006, respectively ($Nil - 2005).

ROYAL SPRING WATER INC. (FORMERLY EASY.COM, INC.)
NOTES TO FINANCIAL STATEMENTS

NOTE 3.	RELATED PARTY TRANSACTIONS

The advances from shareholders of the Company, to facilitate the payment of debts, are non-interest bearing, unsecured and have no specific terms of repayment. The carrying value of the advances approximates the market value due to the short-term maturity of the financial instruments.

For the three and six months ended February 28, 2006, the Company's directors and shareholders devoted time to the development of the Company. Compensation expense totaling $30,000 and $60,000 has been recorded for the three and six months ended February 28, 2006, respectively. These directors and shareholders have waived reimbursement and have considered these services as a contribution to capital. Accordingly, the contributions have been recorded as additional paid-in capital.

NOTE 4.	OBLIGATION UNDER CAPITAL LEASE

The Company leases land, building and equipment under a capital lease which contains a bargain purchase option which the Company intends to exercise on or before its expiration on August 1, 2009. The asset and liability under the capital lease are recorded at the present value of the minimum lease payments and purchase option price.

Future minimum lease payments under capital lease as of February 28, 2006 for each of the next four years and in the aggregate are:

Year 1	$225,000
Year 2	301,750
Year 3	312,312
Year 4, including bargain purchase option	4,724,867
Total minimum lease payments	5,563,929
Less: amount representing interest at 19%	(1,935,205)
Total obligations under capital lease	3,628,724
Less: current installments of obligations under capital lease	(161,168)
Long-term obligation under capital lease	$3,467,556

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

5.
Our in house laboratory staff maintains a constant control on the quality of the water. Weekly water samples are sent out to a certified lab in order to maintain our certification by the EPA, TCEQ and Texas Department of Health authorities. To further guarantee a superior quality product, the laboratory has to process daily chemical and bacteriological analyses on the entire production chain. We are using polyethylene Terephthalate (known as PET) bottles in various sizes - 12oz, 16.9oz 1L and 1.5L. Our current system can also manufacture flavored water and carbonated water. Our capping machines can handle both a regular flat cap as well as a sports cap. We have purchased a Krup stretch blow molder which we will use to blow our PET bottles. The PET bottles are blown from what is called a preform. This is supplied to us by the Ball Corporation, one of the leading PET manufacturers. We have made a decision to buy all of our raw materials from US based companies instead of China made products. (see details of our current existing production capacity and potential capacity in the paragraph below entitled “Acquisition or Disposition of Plant and Equipment”)

Results of Operations for the Three Months and Six Months Ended February 28, 2006

We have no revenue from operations as of the date of this report and we have relied on and will continue to reply on significant external financing to fund our operations. During the six months ended February 28, 2006, our financing came from non-interest bearing loans from shareholders in the amount of $690,693. Our operations since inception in 2000 have not generated any revenue. We generated a net loss of $607,267 for the six months ended February 28, 2006, for a cumulative loss of $797,123 since the inception of the Company.

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

To date, we have spent approximately $330,000 on the purchase of machinery and equipment.

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

During the current fiscal year (2006), the shareholders of the Company have made loans in the amount of $690,693. These funds have been used to meet working capital requirements, acquire bottling equipment and further develop the plant.

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