Form 10QSB
period 2006-05-31
Royal Spring Water Inc
filed 2006-08-23
CIK 1121598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: May 31, 2006

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

ROYAL SPRING WATER INC. (FORMERLY EASY.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)

Form 10-QSB
For the Quarter Ended May 31, 2006

___________________

___________________

ROYAL SPRING WATER INC. (FORMERLY EASY.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	May 31, 2006	August 31,
	(Unaudited)	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$81,184	$12
Prepaid expenses	32,722	10,000
Total Current Assets	113,906	10,012

Property, plant and equipment, net	3,560,176	3,337,434
TOTAL ASSETS	$3,674,082	$3,347,446

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$36,649	$-
Advances from shareholders	878,139	73,546
Obligation under capital lease - current portion	166,052	163,680
Total Current Liabilities	1,080,840	237,226

Obligation under capital lease	3,617,498	3,240,052
TOTAL LIABILITIES	4,698,338	3,477,278

STOCKHOLDERS’ DEFICIT
Preferred stock - $.001 par value; 5,000,000 shares authorized, none issued or outstanding
Common stock - $.001 par value; 50,000,000 shares authorized, 30,072,000 shares outstanding	30,072	30,072
Additional paid-in capital	119,952	29,952
Deficit accumulated during the development stage	(1,174,280)	(189,856)
TOTAL STOCKHOLDERS’ DEFICIT	(1,024,256)	(129,832)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,674,082	$3,347,446

_______________
See accompanying notes to these financial statements.

ROYAL SPRING WATER INC. (FORMERLY EASY.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MAY 31, 2006 AND 2005
AND FROM INCEPTION TO MAY 31, 2006

	Three Months Ended May 31, 2006	Three Months Ended May 31, 2005	For the Period From May 9, 2000 (Date of Inception) to May 31, 2006

EXPENSES
General and administrative	$85,164	$-	$264,545
Professional fees	61,014	-	133,099
Vehicle	11,565	-	29,830
Insurance	7,607	-	7,607
Telecommunications	6,584	-	15,970
Travel and entertainment	5,413	-	24,211
Advertising and promotion	1,182	-	1,940
Interest and bank charges	166	-	2,155
Occupancy costs	-	-	22,447
Consulting fees	-	-	5,000
Depreciation	43,636	-	144,490
TOTAL EXPENSES	222,331	-	651,294

LOSS FROM OPERATIONS	(222,331)	-	(651,294)

OTHER EXPENSES
Interest on capital lease obligation	154,826	-	522,986

NET LOSS	$(377,157)	$-	$(1,174,280)

Loss per common share, basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding, basic and diluted	30,072,000	30,072,000

_______________
See accompanying notes to these financial statements.

ROYAL SPRING WATER INC. (FORMERLY EASY.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED MAY 31, 2006 AND 2005

	Nine Months Ended May 31, 2006	Nine Months Ended May 31, 2005

EXPENSES
General and administrative	$189,855	$-
Professional fees	126,849	-
Vehicle	26,164	-
Travel and entertainment	16,980	-
Telecommunications	14,009	-
Insurance	7,607	-
Advertising and promotion	1,940	-
Interest and bank charges	1,057	-
Occupancy costs	-	-
Consulting fees	-	-
Depreciation	130,145	-
TOTAL EXPENSES	514,606	-

LOSS FROM OPERATIONS	(514,606)	-

OTHER EXPENSES
Interest on capital lease obligation	469,818	-

NET LOSS	$(984,424)	$-

Loss per common share, basic and diluted	$(0.03)	$(0.00)

Weighted average shares outstanding, basic and diluted	30,072,000	30,072,000

_______________
See accompanying notes to these financial statements.

ROYAL SPRING WATER INC. (FORMERLY EASY.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MAY 31, 2006 AND 2005
AND FROM INCEPTION TO MAY 31, 2006

	Nine Months Ended May 31, 2006	Nine Months Ended May 31, 2005	For the Period From May 9, 2000 (Date of Inception) to May 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(984,424)	$-	$(1,174,280)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	130,145	-	144,490
Interest accrued on obligation under capital lease	469,818	-	522,986
Common stock issued for services	-	-	10,024
Services contributed by shareholders	90,000	-	140,000
Changes in Assets and Liabilities:		-
Prepaid expenses	(22,722)	-	(32,722)
Accounts payable and accrued liabilities	36,649	-	36,649
NET CASH USED IN OPERATING ACTIVITIES	(280,534)	-	(333,354)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(352,887)	-	(354,102)
NET CASH PROVIDED BY INVESTING ACTIVITIES	(352,887)	-	(373,601)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholders	804,593	-	878,139
Repayment of obligation under capital lease	(90,000)	-	(90,000)
NET CASH PROVIDED BY FINANCING ACTIVITES	714,593	-	788,139

NET CHANGE IN CASH & CASH EQUIVALENTS	81,172	-	81,184

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$81,184	$-	$81,184

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

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended May 31, 2006 are not necessarily indicative of the results that may be expected for the year ending August 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended August 31, 2005.

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

NOTE 2.	PROPERTY, PLANT & EQUIPMENT

At May 31, 2006 property, plant and equipment consists of the following:

Land and water rights under capital lease	$1,287,853
Equipment under capital lease	506,555
Locomotive under capital lease	53,661
Computer	3,551
Water treatment system	345,646
Building under capital lease	1,502,495
Furniture and equipment	4,905
3,704,666
Less: accumulated depreciation	(144,490)
Net property, plant and equipment	$3,560,176

Depreciation expense was $43,636 and $130,145 for the three and nine months ended May 31, 2006, respectively ($Nil - 2005).

ROYAL SPRING WATER INC. (FORMERLY EASY.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)

NOTE 3.	RELATED PARTY TRANSACTIONS

The advances from shareholders of the Company, to facilitate the payment of debts, are non-interest bearing, unsecured and have no specific terms of repayment. The carrying value of the advances approximates the market value due to the short-term maturity of the financial instruments.

For the nine months ended May 31, 2006, the Company's directors and shareholders devoted time to the development of the Company. Compensation expense totaling $30,000 and $90,000 has been recorded for the three and nine months ended May 31, 2006, respectively. These directors and shareholders have waived reimbursement and have considered these services as a contribution to capital. Accordingly, the contributions have been recorded as additional paid-in capital.

NOTE 4.	OBLIGATION UNDER CAPITAL LEASE

The Company leases land, building and equipment under a capital lease which contains a bargain purchase option which the Company intends to exercise on or before its expiration on August 1, 2009. The asset and liability under the capital lease are recorded at the present value of the minimum lease payments and purchase option price.

Future minimum lease payments under capital lease as of May 31, 2006 for each of the next four years and in the aggregate are:

Year 1	$300,000
Year 2	304,375
Year 3	315,030
Year 4, including bargain purchase option	4,644,524
Total minimum lease payments	5,563,929
Less: amount representing interest at 19%	(1,780,379)
Total obligations under capital lease	3,783,550
Less: current installments of obligations under capital lease	(166,052)
Long-term obligation under capital lease	$3,617,498

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

2.
After the primary storage, water is pumped to a Multi-Media Filter to an Activated Carbon Pre-Filter to a 5-Micron Sediment Filter to Reverse Osmosis to Ozone Disinfection treated water pumped in two 6,000 gallon Stainless Steel Production Water Storage Tanks. The water is then transferred to the bottling zone via stainless steel pipes and Post Activated Carbon Filter and a Ultra-Violet Sterilization system.

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

5.
Our in house laboratory staff maintains a constant control on the quality of the water. Weekly water samples are sent out to a certified lab in order to maintain our certification by the EPA, TCEQ and Texas Department of Health authorities. To further guarantee a superior quality product, the laboratory has to process daily chemical and bacteriological analyses on the entire production chain. We are using polyethylene Terephthalate (known as PET) bottles in various sizes - 12oz, 16.9oz 1L and 1.5L. Our current system can also manufacture flavored water and carbonated water. Our capping machines can handle both a regular flat cap as well as a sports cap. We have purchased a Krup stretch blow molder which we will use to blow our PET bottles. The PET bottles are blown from what is called a preform. This is supplied to us by the Ball Corporation, one of the leading PET manufacturers. We have made a decision to buy all of our raw materials from US based companies instead of China made products. (see details of our current existing production capacity and potential capacity in the paragraph below entitled “Acquisition or Disposition of Plant and Equipment”)

Results of Operations for the Three Months and Nine Months Ended May 31, 2006

We have no revenue from operations as of the date of this report and we have relied on and will continue to reply on significant external financing to fund our operations. During the nine months ended May 31, 2006, our financing came from non-interest bearing loans from shareholders in the amount of $878,139. Our operations since inception in 2000 have not generated any revenue. We generated a net loss of $984,424 for the nine months ended May 31, 2006, for a cumulative loss of $1,174,280 since the inception of the Company.

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

To date, we have spent approximately $620,000 on the purchase of machinery and equipment.

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

During the current fiscal year (2006), the shareholders of the Company have made loans in the amount of $878,139. These funds have been used to meet working capital requirements, acquire bottling equipment and further develop the plant.

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