Form 10KSB/A
period 2005-08-31
Royal Spring Water Inc
filed 2006-11-16
CIK 1121598

10KSB/A 3 form10ksba-3.htm ROYAL SPRING WATER 10KSBA-2 8-31-2005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
(AMENDMENT NO. 3)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $15,178, assuming a price per share of $0.001 as of November 16, 2006. For the purpose of this disclosure, shares of common stock held by directors, officers and stockholders whose ownership exceeds five percent of the common stock outstanding were excluded. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the issuer, or that such person is controlled by or under common control of the issuer.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 30,072,000 as of November 16, 2006.

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

Stockholders

As of November 16, 2006, there were 49 shareholders of record. We currently have no outstanding options or warrants or similar potentially dilutive securities for the purchase of our common stock and have no securities outstanding which are convertible into common stock. We have not yet adopted or developed any plans to adopt any stock option, stock purchase or similar plan for our employees.

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

As discussed in note 10 to the August 31, 2005 consolidated financial statements, the Company has restated its consolidated financial statements and will restate the quarterly reports for the quarters ended November 30, 2005, February 28, 2006 and May 31, 2006.  These restatements are the result of the Company's accounting treatment for the business combination of Easy.com Inc and Royal Spring Water Inc.

As of the end of the period covered by this annual report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were not effective because of the material weakness discussed below.  Notwithstanding the material weakness discussed below, the Company's management has concluded that the consolidated financial statements included in this Annual Report on Form 10-KSB/A fairly present in all material respects the Company's financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As a result of the restatement described above, the following material weakness was identified in the Company's assessment of the effectiveness of disclosure controls and procedures as of August 31, 2005:

i)            The Company did not maintain effective controls over the accounting for the business combination of Easy.com Inc and Royal Spring Water Inc.

During the fourth quarter of the period covered by this report, there were no significant changes in internal controls or in other factors that could significantly affect the internal controls, including any corrective actions taken with regard to significant deficiencies and material weaknesses.

Item 8B.	Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The directors and executive officers of the Registrant as of November 16, 2006 were as follows:

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on November 16, 2006 by the undersigned, thereunto authorized.

ROYAL SPRING WATER INC.
(FORMERLY EASY.COM, INC.)
By:	/s/ Alex Hazan

Alex Hazan, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date(s) indicated.

Name	Title	Date

/s/ Alex Hazan	Chairman of the Board of	November 16, 2006
Directors and Chief
Alex Hazan	Executive Officer

/s/ Harel Goldstein	Director and Chief	November 16, 2006
Financial Officer
Harel Goldstein

/s/ Isaac Ben Hamou	Director	November 16, 2006

Isaac Ben Hamou

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Royal Spring Water Inc.

We have audited the accompanying consolidated balance sheet of Royal Spring Water Inc. and Subsidiary (A Development Stage Company) as of August 31, 2005 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the period from April 20, 2005 (date of inception) to August 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Royal Spring Water Inc. and Subsidiary (A Development Stage Company) at August 31, 2005, and the results of their operations and their cash flows for the period from April 20, 2005 (date of inception) to August 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 10 to the consolidated financial statements, the Company restated its 2005 consolidated financial statements to correct the accounting treatment applied to a business combination.

/s/ Grobstein, Horwath & Company LLP

Sherman Oaks, California
May 19, 2006, except for note 10,
as to which the date is October 23, 2006

ROYAL SPRING WATER INC. & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
AUGUST 31, 2005

ASSETS
2005 Restated
CURRENT ASSETS
Cash and cash equivalents	$12
Prepaid expenses	10,000
Total Current Assets	10,012

Property, plant and equipment, net	3,337,434
TOTAL ASSETS	$3,347,446

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Advances from shareholders	$73,546
Obligation under capital lease - current portion	163,680
Total Current Liabilities	237,226

Obligation under capital lease	3,240,052
TOTAL LIABILITIES	3,477,278

STOCKHOLDERS’ DEFICIT
Preferred stock - $.001 par value; 5,000,000 shares authorized, none issued or outstanding
Common stock - $.001 par value; 50,000,000 shares authorized, 30,072,000 shares outstanding	30,072
Additional paid-in capital	15,633
Deficit accumulated during the development stage	(175,537)
TOTAL STOCKHOLDERS’ DEFICIT	(129,832)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,347,446

The accompanying notes are an integral part of these financial statements.

ROYAL SPRING WATER INC. & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIOD FROM APRIL 20, 2005 (DATE OF INCEPTION) TO AUGUST 31, 2005

2005

EXPENSES
General and administrative	$64,122
Occupancy costs	22,447
Travel and entertainment	7,231
Consulting fees	5,000
Vehicle	3,665
Telecommunications	1,961
Interest and bank charges	1,098
Professional fees	2,500
Depreciation	14,345
TOTAL EXPENSES	122,369

LOSS FROM OPERATIONS	(122,369)

OTHER EXPENSES
Interest on capital lease obligation	53,168

NET LOSS	$(175,537)

Loss per common share, basic and diluted	$(0.00)

Weighted average shares outstanding, basic and diluted	30,072,000

The accompanying notes are an integral part of these financial statements.

ROYAL SPRING WATER INC. & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD FROM APRIL 20, 2005 (DATE OF INCEPTION) TO AUGUST 31, 2005

	Common Stock		Additional		Total
		Par	Paid-in	Accumulated	Stockholders'
	Shares	Value	Capital	Deficit	Deficit

Acquisition of Easy.com Inc., restated	30,072,000	$30,072	$(34,367)		$ $(4,295)

Net loss	-	-	-	(175,537)	(175,537)

Services contributed by shareholders	-	-	50,000	-	50,000

BALANCE AT AUGUST 31, 2005, RESTATED	30,072,000	$30,072	$15,633	$(175,537)	$(129,832)

The accompanying notes are an integral part of these financial statements.

ROYAL SPRING WATER INC. & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM APRIL 20, 2005 (DATE OF INCEPTION) TO AUGUST 31, 2005

2005 Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(175,537)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	14,345
Interest accrued on obligation under capital lease	53,168
Services contributed by shareholders	50,000
Acquisition of the net liabilities of Easy.com Inc.	(4,295)
Changes in Assets and Liabilities:
Prepaid expenses	(10,000)
NET CASH USED IN OPERATING ACTIVITIES	(72,319)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,215)
NET CASH USED IN INVESTING ACTIVITIES	(1,215)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholders	73,546
NET CASH PROVIDED BY FINANCING ACTIVITES	73,546

NET CHANGE IN CASH & CASH EQUIVALENTS	12

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12

The accompanying notes are an integral part of these financial statements.

ROYAL SPRING WATER INC. & SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, NATURE OF OPERATIONS AND USE OF ESTIMATES

ORGANIZATION

Easy.com, Inc. (“Easy”) was incorporated under the laws of the State of Nevada on May 9, 2000. Easy was a non-operating shell corporation with nominal net assets prior to June 2005, when Easy acquired one hundred percent (100%) of the assets of Royal Spring Water Inc., a Nevada company (“RSW” or the “Company”).

RSW was established on April 20, 2005 with a clear mission, namely to extract, process, and bottle Artesian Spring Well water of supreme quality.

BUSINESS COMBINATION, RESTATED

On June 30, 2005, Easy acquired all of the outstanding stock of RSW (the "Reverse Merger"). Easy completed the acquisition by having the shareholders of RSW surrender 100% of their common stock to the company. In anticipation of the Reverse Merger, on September 2, 2004 the shareholders of Easy gifted stock to the shareholders of RSW, giving these shareholders and their family members control of Easy. For accounting purposes, pursuant to Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, the acquisition has been treated as a recapitalization of RSW with RSW recognized as the accounting acquirer (reverse acquisition). A reverse acquisition occurs if a company other than the legal acquirer is deemed to be the “accounting acquirer” in a business combination effected by the issuance of voting securities. In this regard, RSW is considered the accounting acquirer and Easy is considered the accounting target. The historical financial statements prior to June 30, 2005 are those of RSW.

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

The Company has not earned any revenues from limited principal operations and accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in SFAS No. 7, Accounting and Reporting by Development Stage Enterprises. Among the disclosures required by SFAS No. 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operation, stockholders' deficit and cash flows disclose activity since the date of the Company's inception.

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

ROYAL SPRING WATER INC. & SUBSIDIARY
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

There were no dilutive financial instruments for the period ended August 31, 2005.

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

ROYAL SPRING WATER INC. & SUBSIDIARY
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

Depreciation expense was $14,345 for the period ended August 31, 2005.

NOTE 3.	RELATED PARTY TRANSACTIONS

The advances from shareholders of the Company, to facilitate the payment of debts, are non-interest bearing, unsecured and have no specific terms of repayment. The carrying value of the advances approximates the market value due to the short-term maturity of the financial instruments.

For the period ended August 31, 2005, the Company's directors and shareholders devoted time to the development of the Company. Compensation expense totaling $50,000 has been recorded for the year ended August 31, 2005. These directors and shareholders have waived reimbursement and have considered these services as a contribution to capital. Accordingly, the contributions have been recorded as additional paid-in capital.

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

During the period ended August 31, 2001 Easy issued 30,072,000 shares to the founders of the corporation for services rendered.

Easy effected a 3-for-1 stock split in September 2004 of all outstanding shares of capital stock. All references to share and per share data have been retroactively adjusted to reflect the stock split.

For the period ended August 31, 2005, the Company's directors and shareholders devoted time to the development of the Company. Compensation expense totaling $50,000 has been recorded for the period ended August 31, 2005. These directors and shareholders have waived reimbursement and have considered these services as a contribution to capital. Accordingly, the contributions have been recorded as additional paid-in capital.

NOTE 6.	SUPPLEMENTAL CASH FLOW INFORMATION

During the period ended August 31, 2005 there was $803 in interest and no taxes paid by the Company.

Non cash financing and investing activities includes the acquisition of property and equipment under capital lease in the amount of $3,350,564 and services provided by shareholders in the amount of $50,000 for the period ended August 31, 2005.

ROYAL SPRING WATER INC. & SUBSIDIARY
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

NOTE 10.	RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its financial statements for the period ended August 31, 2005 due to an error in the accounting treatment of the business combination of Easy.com Inc. and Royal Spring Water Inc. Previously the company had accounted for this transaction as a common control business combination and had presented the combined historical financial statements of both companies. The Company subsequently determined that, because the two companies became related through a transaction in anticipation of the Reverse Merger that accounting for the Reverse Merger as a common control transaction was not appropriate. The statements have therefore been restated to reflect the transaction as a recapitalization of RSW.

As a result of the restatement of the August 31, 2005 consolidated financial statements, additional paid-in capital and accumulated deficit balances have been reclassified to include the historical financial statements of RSW since April 20, 2005 (inception). The historical financial statements previously reported were those of the combined entities. The restatement had no effect on the previously reported net loss for the period ended August 31, 2005.