Form 10QSB/A
period 2005-11-30
Royal Spring Water Inc
filed 2006-11-21
CIK 1121598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A
(AMENDMENT NO. 1)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $15,178, at a price per share of $0.001 as of November 16, 2006. For the purpose of this disclosure, shares of common stock held by directors, officers and stockholders whose ownership exceeds five percent of the common stock outstanding were excluded. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the issuer, or that such person is controlled by or under common control of the issuer.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 30,072,000 as of November 16, 2006.

ROYAL SPRING WATER INC. (FORMERLY EASY.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)

Form 10-QSB/A
For the Quarter Ended November 30, 2005

___________________

TABLE OF CONTENTS
___________________

Table of Conents

ROYAL SPRING WATER INC. (FORMERLY EASY.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	November 30, 2005 (Unaudited)	August 31, 2005
ASSETS		Restated
CURRENT ASSETS
Cash and cash equivalents	$43,403	$12
Prepaid expenses	25,000	10,000
Total Current Assets	68,403	10,012

Property, plant and equipment, net	3,296,037	3,337,434
TOTAL ASSETS	$3,364,440	$3,347,446

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Advances from shareholders	$176,055	$73,546
Obligation under capital lease - current portion	142,167	163,680
Total Current Liabilities	318,222	237,226

Obligation under capital lease	3,419,933	3,240,052
TOTAL LIABILITIES	3,738,155	3,477,278

STOCKHOLDERS’ DEFICIT
Preferred stock - $.001 par value; 5,000,000 shares authorized, none issued or outstanding
Common stock - $.001 par value; 50,000,000 shares authorized, 30,072,000 shares outstanding	30,072	30,072
Additional paid-in capital	45,633	15,633
Deficit accumulated during the development stage	(449,420)	(175,537)
TOTAL STOCKHOLDERS’ DEFICIT	(373,715)	(129,832)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,364,440	$3,347,446

_______________
See accompanying notes to these financial statements.

Table of Conents

ROYAL SPRING WATER INC. (FORMERLY EASY.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2005
AND FROM INCEPTION TO NOVEMBER 30, 2005

	Three Months Ended November 30, 2005 (Unaudited)	For the Period From April 20, 2005 (Date of Inception) to November 30, 2005 (Unaudited)

EXPENSES
General and administrative	$36,257	$100,379
Professional fees	23,200	25,700
Travel and entertainment	4,871	12,102
Vehicle	4,437	8,102
Telecommunications	2,339	4,300
Advertising and promotion	758	758
Interest and bank charges	556	1,654
Occupancy costs	-	22,447
Consulting fees	-	5,000
Depreciation	43,097	57,442
TOTAL EXPENSES	115,515	237,884

LOSS FROM OPERATIONS	(115,515)	(237,884)

OTHER EXPENSES
Interest on capital lease obligation	158,368	211,536

NET LOSS	$(273,883)	$(449,420)

Loss per common share, basic and diluted	$(0.01)

Weighted average shares outstanding, basic and diluted	30,072,000

_______________
See accompanying notes to these financial statements.

Table of Conents

ROYAL SPRING WATER INC. (FORMERLY EASY.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2005
AND FROM INCEPTION TO NOVEMBER 30, 2005

	Three Months Ended November 30, 2005 (Unaudited)	For the Period From April 20, 2005 (Date of Inception) to November 30, 2005 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(273,883)	$(449,420)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	43,097	57,442
Interest accrued on obligation under capital lease	158,368	211,536
Acquisition of the net liabilities of Easy.com Inc.	-	(4,295)
Services contributed by shareholders	30,000	80,000
Changes in Assets and Liabilities:
Prepaid expenses	(15,000)	(25,000)
Accounts payable and accrued liabilities	-	-
NET CASH USED IN OPERATING ACTIVITIES	(57,418)	(110,238)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,700)	(2,915)
NET CASH PROVIDED BY INVESTING ACTIVITIES	(1,700)	(2,915)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholders	102,509	176,055
NET CASH PROVIDED BY FINANCING ACTIVITES	102,509	176,055

NET CHANGE IN CASH & CASH EQUIVALENTS	43,391	43,403

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$43,403	$43,403

_______________
See accompanying notes to these financial statements.

Table of Conents

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

BUSINESS COMBINATION, RESTATED

On June 30, 2005, Easy acquired all of the outstanding stock of RSW (the "Reverse Merger"). Easy completed the acquisition by having the shareholders of RSW surrender 100% of their common stock to the company. In anticipation of the Reverse Merger, on September 2, 2004 the shareholders of Easy gifted stock to the shareholders of RSW, giving these shareholders and there family members control of Easy. For accounting purposes, pursuant to Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, the acquisition has been treated as a recapitalization of RSW with RSW as the acquirer (reverse acquisition). A reverse acquisition occurs if a company other than the legal acquirer is deemed to be the “accounting acquirer” in a business combination effected by the issuance of voting securities. In this regard, RSW is considered the accounting acquirer and Easy is considered the accounting target. The historical financial statements prior to June 30, 2005 are those of RSW.

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

Table of Conents

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

Future minimum lease payments under capital leases as of November 30, 2005 for each of the next four years and in the aggregate are:

Year 1	$215,000
Year 2	300,000
Year 3	308,750
Year 4, including bargain purchase option	4,830,179
Total minimum lease payments	5,563,929
Less: amount representing interest at 19%	(2,091,828)
Total obligations under capital lease	3,562,101
Less: current installments of obligations under capital lease	(142,167)
Long-term obligation under capital lease	$3,419,934

NOTE 5.	RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its financial statements for the period ended August 31, 2005 and for the three months ended November 30, 2005 due to an error in the accounting treatment of the business combination of Easy.com Inc. and Royal Spring Water Inc. Previously the company had accounted for this transaction as a common control business combination and had presented the combined historical financial statements of both companies. The Company subsequently determined that, because the two companies became related through a transaction in anticipation of the Reverse Merger that accounting for the Reverse Merger as a common control transaction was not appropriate. The statements have therefore been restated to reflect the transaction as a recapitalization of RSW.

As a result of the restatement of the August 31, 2005 and November 30, 2005 consolidated financial statements, additional paid-in capital and accumulated deficit balances have been reclassified to include the historical financial statements of RSW since April 20, 2005 (inception). The historical financial statements previously reported were those of the combined entities. The restatement had no effect on the previously reported net loss for the period ended November 30, 2005.

Table of Conents

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

Of the 70,000 square foot space, 40,000 square feet will be allocated to water processing and packaging space made accessible by loading bays and a 5.5 mile railroad spur leading directly from the main railroad station in Hereford to our loading dock. The railroad extension is made available to the Company as a term of the lease and, as a term of the option to purchase the property, will continue to be made available for use as an easement when the Company purchases the property. Also included in the property lease and option to purchase is the train engine needed to pull and push the train cars for our shipping needs which will enable us to keep our shipping cost very low. We have completed all necessary agreements and approvals with BNSF Railway Company (“BNSF”), that serves our facility. (http://www.bnsf.com/ ) We will order and schedule the box cars needed for shipment of our products to our clients nationwide using the Electronic Data Interchange service provided by BNSF. The remaining 30,000 square feet has been allocated for storage of raw materials and finished goods.

Under our lease agreement, we are allowed to pump 400,000 gallons of water per day, which equates to approximately 2,909,000 bottles of water (16.9 oz) per day. We believe this will be sufficient to meet the demands of any large orders in the foreseeable future.

During the next twelve months, we intend to concentrate on two products; plain, non-carbonated bottled water and flavored water.

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

Table of Conents

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

3.
The water is then moved to the bottling room which is pressurized and air conditioned (filtered air) to avoid all possible contamination during the bottle filling process. These operations consist of rinsing of the bottle prior to filling with specially treated water using both UV light and ozonation and media filters and then filling of the bottle with the treated water, capping it, labeling it, assigning it with a batch number, year, time of bottling and expiration date.

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

We have no revenue from operations as of the date of this report and we have relied on and will continue to reply on significant external financing to fund our operations. During the three months ended November 30, 2005, our financing came from non-interest bearing loans from shareholders in the amount of $176,056. Our operations since inception in 2000 have not generated any revenue. We generated a net loss of $273,883 for the three months ended November 2005, for a cumulative loss of $449,420 since the inception of the Company.

Licensing and Water Rights:

Although we have a contract which will allow us to extract water from the land, it doesn’t did not automatically give us the right to distribute it. In order to distribute water worldwide and commence business, we obtained certain local licenses. Besides these local necessary licenses, one must pass certain specifications and requirements of the Food and Drug Administration (FDA). This includes a clean and immaculate warehouse, and the use of hygienic filtration, bottling and packing operation systems. We will assure that all our operations meet and surpass all government requirements. In June 2006, the Company passed the water test required by the state of Texas Commission on Environmental Quality, in order to commence production at the Royal Spring Water plant in Hereford, Texas. The test was conducted by the City of Amarillo, Environmental Laboratory No. 48103 over a period of three days. This completed all of the testing and licensing requirements of the various government bodies needed to commence production and sales of our products.

Table of Conents

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

Acquisition or Disposition of Plant and Equipment:

We have purchased a fully automated, state of the art water treatment and bottling system at a cost of $331,700 that is currently in place and has the capacity to bottle up to 144 million bottles per year, based on a bottle size of 16.9 ounces. The plant facility has the water capacity to grow and supply in excess of one billion bottles per year. Our bottling line can handle bottle sizes from 8 ounce bottles to 1.5 liter bottles. This state of the art machinery is fully automated and runs with minimal human intervention. We also purchased a bottle stretch blow molder which enables us to blow our own bottles from preforms.

Liquidity and Capital Resources and Future Funding Requirements

The Company has funded its operation from loans from our officers and directors and intends to raise additional funds by way of private placements and funding from outside sources. The Company has secured a line of credit for $1,000,000 with American Business Finance LLC, located in Oklahoma, which will help to improve cash flows needed for working capital until profitable operations are attained.

Although the Company has no firm commitments from other investors or lenders at this time, the Company believes it will be able to raise sufficient capital to complete assembly of its production facilities and commence production and distribution of its products. There can be no assurance that the Company will be able to secure additional financing or that the amount of any additional financing will be sufficient to accomplish its business objectives or to pay ongoing operating expenses.

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

Table of Conents

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

At the end of the first four year period of the lease, the Company intends to purchase, through an available option, the assets at an estimated price of $4,590,964. The actual purchase price will depend upon the prevailing lease rate in effect at the time we exercise our purchase option.

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

Table of Conents

ITEM 3.	CONTROL AND PROCEDURES

As discussed in note 5 to the November 30, 2005 consolidated financial statements, the Company has restated its consolidated financial statements for the period ended August 31, 2005 and will restate the quarterly reports for the quarters ended February 28, 2006 and May 31, 2006.  These restatements are the result of the Company's accounting treatment for the business combination of Easy.com Inc and Royal Spring Water Inc.

As of the end of the period covered by this annual report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were not effective because of the material weakness discussed below.  Notwithstanding the material weakness discussed below, the Company's management has concluded that the consolidated financial statements included in this Annual Report on Form 10-QSB/A fairly present in all material respects the Company's financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As a result of the restatement described above, the following material weakness was identified in the Company's assessment of the effectiveness of disclosure controls and procedures as of November 30, 2005:

i)            The Company did not maintain effective controls over the accounting for the business combination of Easy.com Inc and Royal Spring Water Inc.

During the quarter of the period covered by this report, there were no significant changes in internal controls or in other factors that could significantly affect the internal controls, including any corrective actions taken with regard to significant deficiencies and material weaknesses.

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

Table of Conents

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

This item is not applicable.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

This item is not applicable.

ITEM 5	OTHER INFORMATION

This item is not applicable.

Table of Conents

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

Table of Conents

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL SPRING WATER INC. (FORMERLY EASY.COM, INC.)

By:	/s/ Alex Hazan
Name: Alex Hazan
Title: Chief Executive Officer

Date: November 22, 2006

By:	/s/ Harel Goldstein
Name: Harel Goldstein
Title: Chief Financial Officer

Date: November 22, 2006