Form 10QSB/A
period 2006-02-28
Royal Spring Water Inc
filed 2006-11-21
CIK 1121598

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

ROYAL SPRING WATER INC. (FORMERLY EASY.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)

Form 10-QSB/A
For the Quarter Ended February 28, 2006

____________________

____________________

ROYAL SPRING WATER INC. (FORMERLY EASY.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	February 28, 2006	August 31, 2005
	(Unaudited)
ASSETS		Restated
CURRENT ASSETS
Cash and cash equivalents	$25,246	$12
Prepaid expenses	29,722	10,000
Total Current Assets	54,968	10,012

Property, plant and equipment, net	3,587,351	3,337,434
TOTAL ASSETS	$3,642,319	$3,347,446

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Advances from shareholders	$690,694	$73,546
Obligation under capital lease - current portion	161,168	163,680
Total Current Liabilities	851,862	237,226

Obligation under capital lease	3,467,556	3,240,052
TOTAL LIABILITIES	4,319,418	3,477,278

STOCKHOLDERS’ DEFICIT
Preferred stock - $.001 par value; 5,000,000 shares authorized, none issued or outstanding
Common stock - $.001 par value; 50,000,000 shares authorized, 30,072,000 shares outstanding	30,072	30,072
Additional paid-in capital	75,633	15,633
Deficit accumulated during the development stage	(782,804)	(175,537)
TOTAL STOCKHOLDERS’ DEFICIT	(677,099)	(129,832)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,642,319	$3,347,446

_______________
See accompanying notes to these financial statements.

ROYAL SPRING WATER INC. (FORMERLY EASY.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2006
AND FROM INCEPTION TO FEBRUARY 28, 2006

	Three Months Ended February 28, 2006 (Unaudited)	For the Period From April 20, 2005 (Date of Inception) to February 28, 2006 (Unaudited)

EXPENSES
General and administrative	$68,433	$168,812
Professional fees	42,635	68,335
Vehicle	10,163	18,265
Travel and entertainment	6,696	18,798
Telecommunications	5,086	9,386
Interest and bank charges	335	1,989
Occupancy costs	-	22,447
Consulting fees	-	5,000
Advertising and promotion	-	758
Depreciation	43,412	100,854
TOTAL EXPENSES	176,760	414,644

LOSS FROM OPERATIONS	(176,760)	(414,644)

OTHER EXPENSES
Interest on capital lease obligation	156,624	368,160

NET LOSS	$(333,384)	$(782,804)

Loss per common share, basic and diluted	$(0.01)

Weighted average shares outstanding, basic and diluted	30,072,000

_______________
See accompanying notes to these financial statements.

ROYAL SPRING WATER INC. (FORMERLY EASY.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2006

Six Months Ended February 28, 2006 (Unaudited)

EXPENSES
General and administrative	$104,690
Professional fees	65,835
Vehicle	14,600
Travel and entertainment	11,567
Telecommunications	7,425
Interest and bank charges	891
Advertising and promotion	758
Occupancy costs	-
Consulting fees	-
Depreciation	86,509
TOTAL EXPENSES	292,275

LOSS FROM OPERATIONS	(292,275)

OTHER EXPENSES
Interest on capital lease obligation	314,992

NET LOSS	$(607,267)

Loss per common share, basic and diluted	$(0.02)

Weighted average shares outstanding, basic and diluted	30,072,000

_______________
See accompanying notes to these financial statements.

ROYAL SPRING WATER INC. (FORMERLY EASY.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2006
AND FROM INCEPTION TO FEBRUARY 28, 2006

	Six Months Ended February 28, 2006 (Unaudited)	For the Period From April 20, 2005 (Date of Inception) to February 28, 2006 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(607,267)	$(782,804)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	86,509	100,854
Interest accrued on obligation under capital lease	314,992	368,160
Acquisition of the net liabilities of Easy.com Inc.	-	(4,295)
Services contributed by shareholders	60,000	110,000
Changes in Assets and Liabilities:
Prepaid Expenses	(19,722)	(29,722)
Accounts payable and accrued liabilities	-	-
NET CASH USED IN OPERATING ACTIVITIES	(165,488)	(218,308)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(336,426)	(337,641)
NET CASH PROVIDED BY INVESTING ACTIVITIES	(336,426)	(357,140)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholders	617,148	690,694
Repayment of obligation under capital lease	(90,000)	(90,000)
NET CASH PROVIDED BY FINANCING ACTIVITES	527,148	600,694

NET CHANGE IN CASH & CASH EQUIVALENTS	25,234	25,246

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,246	$25,246

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

The Company has restated its financial statements for the period ended August 31, 2005 and for the six months ended February 28, 2006 due to an error in the accounting treatment of the business combination of Easy.com Inc. and Royal Spring Water Inc. Previously the company had accounted for this transaction as a common control business combination and had presented the combined historical financial statements of both companies. The Company subsequently determined that, because the two companies became related through a transaction in anticipation of the Reverse Merger that accounting for the Reverse Merger as a common control transaction was not appropriate. The statements have therefore been restated to reflect the transaction as a recapitalization of RSW.

As a result of the restatement of the August 31, 2005 and February 28, 2006 consolidated financial statements, additional paid-in capital and accumulated deficit balances have been reclassified to include the historical financial statements of RSW since April 20, 2005 (inception). The historical financial statements previously reported were those of the combined entities. The restatement had no effect on the previously reported net loss for the six months ended February 28, 2006.

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

We have no revenue from operations as of the date of this report and we have relied on and will continue to reply on significant external financing to fund our operations. During the six months ended February 28, 2006, our financing came from non-interest bearing loans from shareholders in the amount of $690,693. Our operations since inception in 2000 have not generated any revenue. We generated a net loss of $607,267 for the six months ended February 28, 2006, for a cumulative loss of $782,804 since the inception of the Company.

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

As discussed in note 5 to the February 28, 2006 consolidated financial statements, the Company has restated its consolidated financial statements for the period ended August 31, 2005 and will restate the quarterly reports for the quarter ended May 31, 2006.  These restatements are the result of the Company's accounting treatment for the business combination of Easy.com Inc and Royal Spring Water Inc.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As a result of the restatement described above, the following material weakness was identified in the Company's assessment of the effectiveness of disclosure controls and procedures as of February 28, 2006:

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