Form 10QSB/A
period 2006-05-31
Royal Spring Water Inc
filed 2006-11-21
CIK 1121598

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

ROYAL SPRING WATER INC. (FORMERLY EASY.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)

Form 10-QSB/A
For the Quarter Ended May 31, 2006

___________________

___________________

ROYAL SPRING WATER INC. (FORMERLY EASY.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	May 31, 2006	August 31,
	(Unaudited)	2005
ASSETS		Restated
CURRENT ASSETS
Cash and cash equivalents	$81,184	$12
Prepaid expenses	32,722	10,000
Total Current Assets	113,906	10,012

Property, plant and equipment, net	3,560,176	3,337,434
TOTAL ASSETS	$3,674,082	$3,347,446

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$36,649	$-
Advances from shareholders	878,139	73,546
Obligation under capital lease - current portion	166,052	163,680
Total Current Liabilities	1,080,840	237,226

Obligation under capital lease	3,617,498	3,240,052
TOTAL LIABILITIES	4,698,338	3,477,278

STOCKHOLDERS’ DEFICIT
Preferred stock - $.001 par value; 5,000,000 shares authorized, none issued or outstanding
Common stock - $.001 par value; 50,000,000 shares authorized, 30,072,000 shares outstanding	30,072	30,072
Additional paid-in capital	105,633	15,633
Deficit accumulated during the development stage	(1,159,961)	(175,537)
TOTAL STOCKHOLDERS’ DEFICIT	(1,024,256)	(129,832)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,674,082	$3,347,446

_______________
See accompanying notes to these financial statements.

ROYAL SPRING WATER INC. (FORMERLY EASY.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MAY 31, 2006
AND FROM INCEPTION TO MAY 31, 2006

	Three Months Ended May 31, 2006 (Unaudited)	For the Period From April 20, 2005 (Date of Inception) to May 31, 2006 (Unaudited)

EXPENSES
General and administrative	$85,164	$253,976
Professional fees	61,014	129,349
Vehicle	11,565	29,830
Insurance	7,607	7,607
Telecommunications	6,584	15,970
Travel and entertainment	5,413	24,211
Advertising and promotion	1,182	1,940
Interest and bank charges	166	2,155
Occupancy costs	-	22,447
Consulting fees	-	5,000
Depreciation	43,636	144,490
TOTAL EXPENSES	222,331	636,975

LOSS FROM OPERATIONS	(222,331)	(636,975)

OTHER EXPENSES
Interest on capital lease obligation	154,826	522,986

NET LOSS	$(377,157)	$(1,159,961)

Loss per common share, basic and diluted	$(0.01)

Weighted average shares outstanding, basic and diluted	30,072,000

_______________
See accompanying notes to these financial statements.

ROYAL SPRING WATER INC. (FORMERLY EASY.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED MAY 31, 2006

Nine Months Ended May 31, 2006 (Unaudited)

EXPENSES
General and administrative	$189,855
Professional fees	126,849
Vehicle	26,164
Travel and entertainment	16,980
Telecommunications	14,009
Insurance	7,607
Advertising and promotion	1,940
Interest and bank charges	1,057
Occupancy costs	-
Consulting fees	-
Depreciation	130,145
TOTAL EXPENSES	514,606

LOSS FROM OPERATIONS	(514,606)

OTHER EXPENSES
Interest on capital lease obligation	469,818

NET LOSS	$(984,424)

Loss per common share, basic and diluted	$(0.03)

Weighted average shares outstanding, basic and diluted	30,072,000

_______________
See accompanying notes to these financial statements.

ROYAL SPRING WATER INC. (FORMERLY EASY.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MAY 31, 2006 AND 2005
AND FROM INCEPTION TO MAY 31, 2006

	Nine Months Ended May 31, 2006 (Unaudited)	For the Period From April 20, 2005 (Date of Inception) to May 31, 2006 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(984,424)	$(1,159,961)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	130,145	144,490
Interest accrued on obligation under capital lease	469,818	522,986
Acquisition of the net liabilities of Easy.com Inc.	-	(4,295)
Services contributed by shareholders	90,000	140,000
Changes in Assets and Liabilities:
Prepaid expenses	(22,722)	(32,722)
Accounts payable and accrued liabilities	36,649	36,649
NET CASH USED IN OPERATING ACTIVITIES	(280,534)	(333,354)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(352,887)	(354,102)
NET CASH PROVIDED BY INVESTING ACTIVITIES	(352,887)	(373,601)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholders	804,593	878,139
Repayment of obligation under capital lease	(90,000)	(90,000)
NET CASH PROVIDED BY FINANCING ACTIVITES	714,593	788,139

NET CHANGE IN CASH & CASH EQUIVALENTS	81,172	81,184

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$81,184	$81,184

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

The Company has restated its financial statements for the period ended August 31, 2005 and for the nine months ended May 31, 2006 due to an error in the accounting treatment of the business combination of Easy.com Inc. and Royal Spring Water Inc. Previously the company had accounted for this transaction as a common control business combination and had presented the combined historical financial statements of both companies. The Company subsequently determined that, because the two companies became related through a transaction in anticipation of the Reverse Merger that accounting for the Reverse Merger as a common control transaction was not appropriate. The statements have therefore been restated to reflect the transaction as a recapitalization of RSW.

As a result of the restatement of the August 31, 2005 and May 31, 2006 consolidated financial statements, additional paid-in capital and accumulated deficit balances have been reclassified to include the historical financial statements of RSW since April 20, 2005 (inception). The historical financial statements previously reported were those of the combined entities. The restatement had no effect on the previously reported net loss for the nine months ended May 31, 2006.

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

We have no revenue from operations as of the date of this report and we have relied on and will continue to reply on significant external financing to fund our operations. During the nine months ended May 31, 2006, our financing came from non-interest bearing loans from shareholders in the amount of $878,139. Our operations since inception in 2000 have not generated any revenue. We generated a net loss of $984,424 for the nine months ended May 31, 2006, for a cumulative loss of $1,159,961 since the inception of the Company.

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

As discussed in note 5 to the May 31, 2006 consolidated financial statements, the Company has restated its consolidated financial statements for the period ended August 31, 2005 and will restate the quarterly reports for the quarter ended May 31, 2006.  These restatements are the result of the Company's accounting treatment for the business combination of Easy.com Inc and Royal Spring Water Inc.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As a result of the restatement described above, the following material weakness was identified in the Company's assessment of the effectiveness of disclosure controls and procedures as of May 31, 2006:

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