Form 10KSB
period 2006-08-31
Royal Spring Water Inc
filed 2006-12-07
CIK 1121598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-31329

ROYAL SPRING WATER INC.
(FORMERLY EASY.COM, INC.)
(Name of small business issuer in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14553 Delano Street Suite 217, Van Nuys CA, 91411
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $49,159,119, assuming a price per share of $1.92 as of November 29, 2006. For the purpose of this disclosure, shares of common stock held by directors, officers and stockholders whose ownership exceeds five percent of the common stock outstanding were excluded. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the issuer, or that such person is controlled by or under common control of the issuer.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 30,072,000 as of November 29, 2006.

ROYAL SPRING WATER INC. (FORMERLY EASY.COM, INC.)

Form 10-KSB
For the Fiscal Year Ended August 31, 2006

PART I

Item 1.	Description of Business.

Overview

Easy.com, Inc. ("Easy") was incorporated under the laws of the State of Nevada on May 9, 2000. On June 30, 2005, Easy acquired 100% of the common stock of Royal Spring Water Inc., a Nevada corporation (“Us, We, Our, or the Company”).

Royal Spring Water Inc. was incorporated on April 20, 2005. In April 2006, the Company filed Articles of Merger in Nevada and legally combined the entities of Easy.com and Royal Spring Water Inc. They concurrently changed the name of the surviving entity to Royal Spring Water Inc. The Company was established to extract, process, and bottle Artesian Well water. The Company’s plant is in Hereford, Texas, which is also known as the “city without a tooth ache” due to its fluoride rich water.

The Company’s underground water source has existed for millions of years and is part of the “Ogallala Aquifer”, one of the country’s largest aquifers. The state-of-the-art facility in Hereford, Texas is where water is extracted from underground wells and then filtered and bottled through a complex filtration and bottling process. In addition to acquiring water rights, the Company has entered into a long-term agreement for a facility allowing for the manufacturing of plastic bottles and labels providing a fully customized product for a very competitive price.

Risk Factors

We operate in a rapidly changing industry that involves numerous risks and uncertainties. The risks and uncertainties described below may not be the only ones we face. Other risks and uncertainties, including those that we do not currently consider material, may impair our business. If any of the risks discussed below actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected. This could cause the trading price of our securities to decline, and you may lose all or part of your investment. Prospective investors should consider carefully the risk factors set out below.

Risks Related to Our Business

We are a Development Stage Company with an Accumulated Deficit

We are a development stage company subject to all of the risks and uncertainties of a new venture. The likelihood of our success must be considered in the light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the development of a business and the competitive environment in which we operate. Unanticipated delays, expenses and other problems such as setbacks in research and development or product development and market acceptance are frequently encountered in connection with the expansion of a business. As a result of the fixed nature of many of our expenses, we may be unable to adjust spending in a timely manner to compensate for any unexpected delays in the development and marketing of our products or any capital raising or revenue shortfall. Any such delays or shortfalls will have an immediate adverse impact on our business, operations and financial condition.

Our Financial Statements have been Prepared Assuming we will Continue as a Going Concern

The financial statements as of and for the years ended August 31, 2006 and 2005, have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent the realizable or settlement values if we are unable to continue as a going concern. We have suffered organizational losses and have limited working capital liquidity at August 31, 2006. As a result of these factors, our independent certified public accountants expressed substantial doubt about our ability to continue as a going concern in their August 31, 2006 and 2005 audit reports. We believe that our efforts to generate revenue will generate cash flows, although there can be no assurances that such efforts will be successful.

We Operate in a Highly Competitive Industry

The bottled water industry is highly competitive. Many of the Company’s competitors have more experience in the U.S. bottled water market, have greater financial and management resources and have more established proprietary trademarks and distribution networks than we do. We currently compete with established national companies such as the Perrier Group of America, Inc. (whose brands include Arrowhead Mountain Spring Water, Poland Spring, Ozarka Spring Water, Great Bear, Deer Park, Ice Mountain and Zephyrhills Natural Spring Water) and Great Brands of Europe (whose brands include Evian, Natural Spring Water and Dannon Natural Spring Water), as well as numerous regional bottled water companies located in the United States and Canada. We compete not only with other bottled water producers, but also with producers of other beverages, including, but not limited to, soft drinks, coffee, juices, beer, liquor and wine. The bottled water industry also competes for the same consumer who may, when choosing to drink water, drink tap water or use a home filtration system to filter tap water for drinking. There can be no assurance that we can compete successfully in this market.

Our Success Depends on our Ability to Achieve and Manage Growth

In order to achieve continued growth in our bottled water business, we must meet our strategic objectives of expanding our current capacity to produce high quality spring bottled water products, expanding our customer base, expanding our product line and adding new distribution channels. No assurance can be given as to the future growth in our business or as to our profitability. Further growth of the Company will require capital, employment and training of new personnel, expansion of facilities and expansion of management information systems. If the Company is unable to manage its growth effectively, the Company’s profitability and its ability to achieve its strategic objectives may likely be materially adversely affected.

We Expect to have Fluctuations in Quarterly Operating Results

Our future revenues are expected to be subject to several factors which may result in fluctuations in our operating results. Our business is expected to be highly seasonal, with increased sales during warmer months. Inclement weather may negatively impact our business, particularly summers which are unusually cool or rainy. Fluctuations in retail prices and raw material prices may produce corresponding fluctuations in our profits. In addition, we expect to make significant investments from time to time in capital improvements to, among other things, increase capacity. Costs associated with such improvements may cause an immediate reduction in profit margins unless and until sales volume increases. Our product and packaging mix may change from time to time and, depending on certain factors, may negatively impact profit margins. We are subject to competitive pricing pressures which may affect its financial results. Due to all the foregoing factors, it is possible that in some future quarter or quarters, the Company’s operating results would likely be below the expectations of securities analysts and investors. In such event, the price of the Common Stock would likely be materially adversely affected. See “Management’s Discussion and Analysis or Plan of Operation.”

We may have Limited Ability to Raise Prices

Due to the wide range of beverages available to consumers, including bottled water products, the Company has limited ability to raise prices for its products. From time to time, the Company may be affected by higher prices for raw materials including resin and corrugated boxes and transportation. We may be unable to pass such higher costs on to our customers and we generally would be unlikely to do so in connection with any future price increases. As a result, our future profitability may be adversely affected by future increases in raw material prices and transportation costs.

We will have Potential for Product Liability

The bottling and distribution of bottled water products entails a risk of product liability, including liability due to the presence of contaminants in its products. We maintain insurance coverage against the risk of product liability and product recall. However, the amount of the insurance carried by the Company is limited, and the insurance is subject to certain exclusions and may or may not give us adequate loss protection. In addition to direct losses resulting from product liability and product recall, we may suffer adverse publicity and damage to our reputation in the event of contamination which could have a material adverse effect on sales and profitability.

We will be Subject to Changes in Government Regulation

Our operations are subject to numerous federal, state and local laws and regulations relating to its bottling operations, including the identity, quality, packaging and labeling of its bottled water. These laws and regulations and their interpretation and enforcement are subject to change. There can be no assurance that additional or more stringent requirements will not be imposed on our operations in the future. Failure to comply with such laws and regulations could result in fines against us.

We do not Expect to Pay Dividends for Some Time

We have never declared or paid cash dividends on its Common Stock. We currently intend to retain our earnings, if any, to provide funds for the operation and expansion of our business and, therefore, do not anticipate declaring or paying cash dividends in the foreseeable future. Any payment of future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other relevant factors. Further, pursuant to the terms of our existing credit facilities, is restricted in its ability to pay cash dividends on its Common Stock. See “Management’s Discussion and Analysis or Plan of Operations.”

Risks Related to our Common Stock

Our Stock Price May Be Highly Volatile and Subject to Wide Fluctuations Due to Many Factors, Including a Substantial Market Overhang

The market price of our common stock may be highly volatile and subject to wide fluctuations in response to quarterly variations in operating results, announcements of distribution agreements, or new affiliations or new products by us or our competitors, changes in financial estimates by securities analysts, lack of market acceptance of our products, or other events or factors, including the risk factors described herein. In addition, the stock market in general experiences significant price and volume fluctuations that are often unrelated to a company’s operating performance. As with any public company, we may be subject to securities class action litigation following periods of volatility in the market price of our securities which could result in substantial costs and a diversion of management’s attention and resources. Additionally, the sale of a substantial number of shares of common stock, or even the potential of sales, in the public market following this offering could deflate the market price for the common stock and make it more difficult for us to raise additional capital through the sale of our common stock.

Your Investment May Have Limited Liquidity If an Active Trading Market Does Not Develop or Continue

Your purchase of our common stock may not be a liquid investment because our securities trade on the Pink Sheets. You should consider carefully the limited liquidity of your investment before purchasing any shares of our common stock. We have no obligation to apply for quotation of our common stock on the NASDAQ Stock Market or for listing of our common stock on any national securities exchange. Factors such as our lack of earnings history, the absence of expectation of dividends in the near future, mean that there can be no assurance that an active and liquid market for our common stock will exist at any time, that a market can be sustained, or that investors in the common stock will be able to resell their shares. In addition, the free transferability of the common stock will depend on the securities laws of the various states in which it is proposed that a sale of the common stock be made.

We will be subject to certain California Corporate laws

Section 2115 of the California General Corporation Law subjects certain foreign corporations doing business in California to various substantive provisions of the California General Corporation Law in the event that the average of its property, payroll and sales is more than 50% in California and more than one-half of its outstanding voting securities are held of record by persons residing in the State of California. Some of the substantive provisions include laws relating to annual election of directors, removal of directors without cause, removal of directors by court proceedings, indemnification of officers and directors, directors standard of care and liability of directors for unlawful distributions. The aforesaid Section does not apply to any corporation which, among other things, has outstanding securities designated as qualified for trading as a national market security on NASDAQ if such corporation has at least eight hundred holders of its equity securities as of the record date of its most recent annual meeting of shareholders. It is currently anticipated that we may be subject to Section 2115 of the California General Corporation Law which, in addition to other areas of the law, will subject us to Section 708 of the California General Corporation Law which mandates that shareholders have the right of cumulative voting at the election of directors.

We will be Subject to Impediments to Resale from Penny Stock Regulations

The Securities and Exchange Commission (“SEC”) regulations generally define “Penny Stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. For transactions covered by these rules, the broker dealer must make a delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market. The broker dealer also must disclose the commissions payable to both the broker dealer and registered representative, current quotations for the securities, and, if the broker dealer is the sole market maker, the broker dealer must disclose this fact and the broker dealer’s presumed control over the market. Finally, monthly statements must be sent out disclosing recent price information for the penny stock held in the customer’s account and information on a limited market in penny stocks. Consequently, the “Penny Stock” rules may restrict the ability of broker dealers to sell our securities and may affect the ability of stockholders to sell our securities in the secondary market.

The Industry

The U.S. consumer interest in health can be credited for the growth of the bottled water industry. Increasingly, consumers are realizing the importance of water for their overall well being, energy level and appearance. The 1950's - 1970's saw a large increase in soda and sugary drink consumption. Today, more and more people are looking to bottled water as their choice for natural refreshment. Consumer reports indicate that approximately 60% of the U.S. population today drinks bottled water (1). The bottled water and value added beverage business, now approaching $9.2 billion annually in North America, is predicted to double within the next three to four years in the water category alone. Market analysts predict that the bottled water market will continue this rapid growth well into the future. At the same time, the more healthful products, including value added water products, have established an impressive foothold in the buying of mainstream shoppers. This growing demand provides for primarily two types of sales for the Company; contract packing and branded products.

(1)	http://www.bottledwater.org/public/downloads/Bev_Marketing_2004_Release_04082004.doc
http://www.bottledwater.org/public/informat_main.htm

Bottled water is the fastest growing segment of the entire beverage industry. In fact, in 2006:

•	Bottled water is still the number two beverage behind soft drinks
•	Industry wholesale dollar sales, approached $10.98 billion in 2006

•	Total U.S. category volume surpassed 8.267 million gallons, a 9.7% annual change (1)
•	The polyethylene terephthalate (PET) plastic bottle segment of the market drove the entire category growth by representing 42% of all bottle sales.

(1)	http://www.bottledwater.org/public/Stats_2005.doc

The Market

With little to no advertising, especially compared to other beverage types such as soft drinks and coffee, consumers are selecting bottled water as an alternative to other drink choices. Reports indicate the bottled water market is the fastest growing sector of the overall U.S. beverage market. Health and safety reasons also help to drive consumers to purchase bottled water. Some people reach for it as a healthy substitute for caffeinated or alcoholic beverages. Others are wary of tap water and are suspicious of its health effects.

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

Another reason for using bottled water is that it is convenient and easily accessible and transportable. Whether you’re working, playing, or traveling bottled water is readily available and can easily be purchased.

Competition

When bottling water for other companies and retail stores (Ralph’s Market, Pathway, Albertson’s, Kirkland, for example), as well as the actual bottle companies (Poland Springs, Crystal Geyser etc.), our competitors will be other bottlers that are currently packing water for others. Many of these competitors have far greater capital resources than we have at this time and for the foreseeable future. However, we hope to have a competitive edge over these companies since our current operating plant lease includes water wells that we expect will meet our production requirements. Our plant facility only needs to have 5-10 percent of waste filtered to produce the quality of water desired, so that for every gallon of water that goes into the bottling line 90 to 95 percent is bottled and only 5 to 10 percent is waste. Additionally, our production facility includes a railroad spur which connects our loading docks to the main railroad station in Hereford which we believe will add an additional competitive advantage in our costs and product pricing. This advantage exists because there is a weight limit on truck loads of 45,000 pounds (usually 53 foot-long trucks), which in the case of a 16.9oz bottle water case, limits the truck carrier to 20 pallets, while on a rail box car we are able to ship three times the load capacity of a truck - 60 pallets per box car. Thus, we believe the cost of transportation by rail will result in a lower total product cost.

Products and Services

During our first year of operation, we will concentrate on producing regular non-carbonated bottled water and flavored non-carbonated bottled water. We intend to produce several sizes of bottled water, including 8 oz., 12 oz., 16.9 oz., 20 oz., 1 liter and 1.5 liter bottles. In addition to plain water, we will be bottling flavored water which has recently become a popular product since it has flavor but no sugar or caffeine. Currently we have nine flavors, including cherry, cherry lime, kiwi watermelon, strawberry kiwi, orange, lemonade, wild berry, rasberry and cranberry. Once we have begun shipment of these products, we intend on entering into the alcohol rectifying and distribution sector. To rectify alcohol we will go through the following processes; i) receive in our warehouse 120-180 proof spirit in bulk, ii) mix the alcohol with water and other ingredients (for example the caramel is added to rum to give it its golden color) bringing the proof level to an 80 proof mix, iii) bottle, label pack and ship the finished alcohol bottle in palletized cases.

Currently, we do not own the equipment and supplies to begin production in this sector. We have received a cost estimate on November 13, 2006, which includes all the equipment needed for alcohol rectifying. The bid is for $151,920 and includes the installation and training, which is estimated at total of two to three days. In addition, we will need to hire new personal that can perform in this sector.

For the U.S. Food and Drug Administration’s Bottled Water Regulations, visit the website located at http://www.cfsan.fda.gov/~dms/botwatr.html.

The Geography of Royal Spring Water Wells

The Ogallala Aquifer (pronounced OH-GA-LA-LA) is one of the largest aquifer systems in the world, stretching across parts of eight states including South Dakota, Nebraska, Wyoming, Colorado, Kansas, Oklahoma, New Mexico and Texas and underlying about 174,000 square miles.

The Ogallala Formation was formed about 10 million years ago, during the geologic time periods of late Miocene and early Pliocene by eastwardly flowing braided streams, which originated in the Rocky Mountains. Coarse-grained sand, gravel, fine clay, silt, and sand were deposited over the pre-Ogallala land surface, which was much like the present-day area just east of the High Plains low, rolling hills, valleys, and streams.

Licensing and Water Rights

Although we have a contract which will allow us to extract water from the land, it did not automatically give us the right to distribute the water. In order to distribute water worldwide and commence business, we obtained certain local licenses. Besides these local necessary licenses, one must pass certain specifications and requirements of the Food and Drug Administration (“FDA”). This includes a clean and immaculate warehouse, and the use of hygienic filtration, bottling and packing operation systems. We will ensure that all our operations continue to meet and surpass all government requirements. In June 2006, the Company passed the water test required by the state of Texas Commission on Environmental Quality in order to commence production at the Royal Spring Water plant in Hereford, Texas. The test was conducted by the City of Amarillo, Environmental Laboratory No. 48103 over a period of three days. This completed all of the testing and licensing requirements of the various government bodies needed to commence production and sales of our products.

Product Research and Development

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

Acquisition or Disposition of Plant and Equipment

We have purchased a fully automated, state of the art water treatment and bottling system at a cost of $469,218 that is currently in place and has the capacity to bottle up to 144 million bottles per year, based on a bottle size of 16.9 ounces. The plant facility has the water capacity to grow and supply in excess of one billion bottles per year. Our bottling line can handle bottle sizes from 8 ounce bottles to 1.5 liter bottles. This state of the art machinery is fully automated and runs with minimal human intervention. We also purchased a bottle stretch blow molder which enables us to blow our own bottles from preforms. For the first three months of bottling we are using pre blown bottles from Ball Plastic. We estimate that by around February 2007 our Krup stretch blow molder will be fully operational. We have the tools and the staff to install and run the stretch blow molder.

To date, we have spent approximately $557,000 on the purchase of machinery and equipment.

Employees

We presently have fourteen employees at our facility in Hereford, Texas. We may hire up to four additional employees over the next 12 month period. We also plan to supplement our human resource needs through consultants and contractors as needed.

Item 2.	Description of Property

The Hereford Facility

On August 1, 2005 the Company executed a lease for the premises located at 3500 Holly Sugar Rd. in Hereford Texas. This lease includes 1,000 square feet of office space, a 71,000 square foot warehouse, six 25,000 gallon liquid juice tanks and related equipment and the water rights from 2 wells. This facility had previously been the site of a sugar beet processing facility, but at the time that we acquired the facilities, there were no active operations.

The lease calls for an initial rental of $ 15,000 per month for six months commencing November 1, 2005 to April 2006 payable in advance for six months on November 1, 2005. Thereafter for the next 24 years, the rent is $25,000 per month, adjustable annually based on the prevailing consumer price index.

In the first four years, the Company has an option to purchase the facility at an amount determined as set out in the lease which is estimated to be approximately $4,590,964. The amount of the purchase price depends upon the prevailing lease rate at the time the option to purchase is exercised.

Of the 71,000 square feet, 40,000 square feet will be allocated to water processing and packaging space made accessible by loading bays and a railroad extension. Another 30,000 square feet will be allocated to the storage of raw materials and finished goods. In addition, the facility has six 25,000-gallon water tanks, 4 water waste ponds, and a five and a half mile railroad spur leading directly from the main railroad station in Hereford to our loading dock. Also on our property is the engine needed to pull and push the train cars between our loading bay and the railroad station. Under this lease we are allowed to pump up to 400,000 gallons of water per day, which translates to approximately 2,900,000 bottles of water 500ml (16oz.) each, per day after water waste and bottle rinsing water usage. Our current bottling line can handle up to 691,200 bottles of water 500ml (16oz.) per day.

Corporate Office

The Company’s corporate head office is about 2,400 square feet. The premises are leased over three years, ending on December 31 2008. The lease calls for a $2360 per month payment from January 1 2006 to December 31 2006. From January 1 2007 to December 31 2007 the monthly rent is $2432. On the final year from January 1 2008 to December 31 2008 the monthly rent is $2504.

Item 3.	Legal Proceedings.

In February of 2006, our former Chief Operating Officer filed a complaint against the Company, for, among other things, breach of employment agreement. The complaint was filed in the Los Angeles Superior Court, Santa Monica Division and seeks unspecified damages. The Company filed a cross complaint against this individual for fraud, misrepresentation and breach of fiduciary duty. We recently made an offer of settlement to plaintiff, to which a response has not been received. The Company is in the process of conducting discovery. We do not believe that this litigation will be material to our financial position, operations, or cash flows. There are no proceedings in which any of our directors, officers or affiliates is an adverse party or has a material interest adverse to the interest of the Company.

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

Stockholders

As of November 29, 2006, there were 49 shareholders of record. We currently have no outstanding options or warrants or similar potentially dilutive securities for the purchase of our common stock and have no securities outstanding which are convertible into common stock. We have not yet adopted or developed any plans to adopt any stock option, stock purchase or similar plan for our employees.

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

PLAN OF OPERATION

Proposed Milestones to Implement Business Operations

The following criteria for the milestones are based on estimates derived primarily from research and market data accumulated by our management. They are approximations only and subject to adjustment based on costs and availability of cash flow.

For the period from our inception through November 29, 2006, we have:

•	Formed our company and established our initial structure;
•	Entered into a lease agreement for the water rights, land and production facility;
•	Performed organizational and administrative upgrades;
•	Sought and pursued investment opportunities;
•	Reviewed and analyzed the potential market for bottled water;
•	Performed required testing of water quality at the bottling site;
•	Completed the development of a new web site as part of our marketing strategy;
•	Purchased the additional equipment needed to bottle and sell the water; (see financials on www. pinksheets.com symbol RSPG)
•	Made improvements to the plant site and water collection facilities; and
•	Negotiated and signed contracts and letters of intent with medium to large buyers (see press releases)

Our plan of operation and development strategy for the fiscal year 2006 and for the next four years is summarized as follows:

Phase	Description	Timing

1	Final development of the plant facilities	Q3, 2006
2a	Implement quality control procedures	Q3, 2006
2b	Completion of testing and licensing with local and federal authorities	Q3, 2006
3	Close additional sales of private label contracts with major retail stores.	Q4, 2006
4	Commence operations	Q4, 2006
5	Introduction of new types of beverage products, carbonated and alcohol	Q1-Q3 2007
6	Implementation of the Royal Spring Water - brand recognition	Q2, 2008
7	Exercise the option to purchase the water rights, land and production facility under the lease agreement	Q4, 2009

Phases 1 through phase 4 have already been completed. Phase 5 through phase 7 will be financed from future revenues, credit sources, and/or equity sources. We are currently gathering the cost estimates for phase 5. Phase 6 is currently estimated at $151,000. Phase 7 is pre-negotiated in the lease. We are expecting to finance the estimated $4,590,964 purchase price under our lease agreement through future profits of the Company, credit sources, and/or additional sources of equity.

During the next twelve months, we intend to concentrate on two products; non-carbonated, plain and flavored bottled water.

Our primary business strategy is focused in two main areas. The first is to offer existing bottled water distribution companies, major retail stores and service oriented businesses the ability to change their current bottled water to a private label in their business name. Additionally, for companies already selling under a private label, we intend to sell our water for a more competitive price and to help increase their bottle water capacity by providing them with an additional source for their water supply. In some of these circumstances, we intend to have the customers provide us with their labels or logo; we will fill the bottles, apply the label and ship the products to the customer. The second part of our marketing and sales strategy is to develop the “Royal Spring Water” brand of bottled water and commence sales of that product in the US and around the world. We will be targeting our product (single serve plastic bottles of 355ml, 500ml, 1liter, 1.5liters, 1gallon) directly to the smaller end user - convenience stores, fast food establishments, gas stations, major clubs and popular restaurants, among others.

A sales team comprised of Company representatives will be put in charge to first work on securing contracts with stores, restaurants and clubs using various promotional tools such as pamphlets, price lists, and samples of our bottled water. Sponsorship is another marketing tool that we will utilize in order to acquire exposure and gain recognition. We expect to be sponsoring concerts, golf tournaments, and dance clubs, etc. We believe that by providing free samples of our bottled water to various groups and venues, we will be able to effectively spread our name and popularity and obtain market penetration. We do not yet have any definitive plans or arrangements for such sponsorship events.

We will also be targeting all major hotel and casino gaming companies in order to provide them with their private labeled bottled water and customized labels (specific hotel-casino names, logos and images). We have contacts in some of the major hotel-casinos in Las Vegas who have already expressed an interest in purchasing water from our company when it becomes available. The hotels and major casinos out-source 100% of their consumable bottled water needs.

Results of Operations for the Twelve Months Ended August 31, 2006

We have no revenue from operations as of the date of this Prospectus and we have relied on and will continue to reply on significant external financing to fund our operations. During the fiscal year ended August 31, 2006 our financing came from non-interest bearing loans from shareholders in the amount of $1,649,609. We generated a net loss of $1,445,977 during the year ended August 31, 2006 and a net loss of $175,537 during the period ended August 31, 2005, for a cumulative loss of $1,621,514 since the inception of the Company. Our operations since inception in 2005 have not generated any revenue as the plant will not be fully operational until the end of November 2006. The revenues from the contracts we have negotiated are on a net 30 basis after the products are received by the customer.

Liquidity and Capital Resources and Future Funding Requirements

The Company has funded its operation from loans from our officers and directors and intends to raise additional funds by way of private placements and funding from outside sources. The Company has secured a line of credit of up to $1,000,000 with American Business Finance LLC, located in Oklahoma, to be collateralized by accounts receivable. American Business Finance LLP will purchase 80% of the face value of invoices until Royal Spring Water Inc. is paid. Borrowings will bear a base fee of 2% over base index. This will help to improve cash flows needed for working capital until profitable operations are attained.

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

From commencement in 2005 to the fiscal year ended 2006, the shareholders of the Company have made loans in the amount of $1,649,609. These funds have been used to meet working capital requirements, acquire bottling equipment and further develop the plant.

The majority of the infrastructure necessary for the operation of the plant was already in place upon commencement of the lease. The further capital necessary to complete the development of the plant and acquisition of bottling equipment, leading up to operations to commence in November 2006, was funded through the shareholder advances described above.

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

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements. We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our financial statements.

Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced losses from operations since inception, and as of August 31, 2006 has a working capital and total capital deficiency, which raise substantial doubt as to its ability to continue as a going concern.

The Company's ability to continue as a going concern is contingent upon its ability to obtain the financing and strategic alliances necessary to attain profitable operations. Management is pursuing various sources of financing and intends to raise equity financing through a private placement with a private group of investors in the near future. The Company has received letters of intent from potential customers, which management believes will produce the necessary income to attain profitability in the future. Since August 31, 2006, the Company’s principal shareholders/officers have provided approximately $1.65 million in short-term working capital advances and these individuals will continue to provide certain funding as and when required on a short-term basis. The Company has secured a line of credit of up to $1,000,000 with American Business Finance LLC, located in Oklahoma, to be collateralized by invoices signed by buyers. American Business Finance LLC will finance 80% of the face value of the invoice until Royal Spring Water is paid. This will help to improve cash flows needed for working capital until profitable operations are attained. Although the Company has no firm commitments from other investors or lenders at this time, the Company believes it will be able to raise sufficient capital to complete assembly of its production facilities and commence production and distribution of its products. There can be no assurance that the Company will be able to secure additional financing or that the amount of any additional financing will be sufficient to accomplish its business objectives or to pay ongoing operating expenses.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Pervasiveness of Estimates

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

Development Stage Enterprise

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

Impairment of Long-Lived Assets

Long lived assets are accounted for in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for indicators of possible impairment by comparison of the carrying amounts to future net undiscounted cash flows expected to be generated by such assets when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset's fair value or estimates of future cash flows. We have not identified any such impairment losses to date.

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

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recorded for differences between the financial statements and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period. As of August 31, 2006, a deferred tax asset of approximately $650,000 (which arises solely as a result of net operating losses), has been entirely offset by a valuation reserve due the uncertainty that this asset will be realized in the future.

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

Michael Johnson & Co. LLC. has provided the Registrant with a letter addressed to the Securities and Exchange Commission as required by Item 304(a)(3) of Regulation S-B, so that Registrant can file such letter with the Commission. The letter is attached as an exhibit hereto.

In February 2006 the Company appointed, as its new independent registered public accounting firm, Grobstein, Horwath & Company LLP, Certified Public Accountants, whose address is 15233 Ventura Boulevard, Ninth Floor, Sherman Oaks, California 91403. The effective date of engagement agreed to by the parties was February 6, 2006.

Prior to their appointment of the new independent registered public accounting firm, the Company did not consult with the new auditor on the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements.

Item 8A.	Controls and Procedures.

As discussed in Note 9 to the August 31, 2006 financial statements, the Company has restated its financial statements and the quarterly reports for the quarters ended November 30, 2005, February 28, 2006 and May 31, 2006.  These restatements are the result of the Company's accounting treatment for the business combination of Easy.com Inc and Royal Spring Water Inc.

As of the end of the period covered by this annual report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were not effective because of the material weakness discussed below.  Notwithstanding the material weakness discussed below, the Company's management has concluded that the financial statements included in this Annual Report on Form 10-KSB fairly present in all material respects the Company's financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As a result of the restatement described above, the following material weakness was identified in the Company's assessment of the effectiveness of disclosure controls and procedures as of August 31, 2006:

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

All directors of our company, hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages and position held are as follows:

NAME	AGE	POSITION HELD WITH COMPANY

Alex Hazan	45	President, CEO & Chairman of the Board of Directors

Harel Goldstein	45	Director of Marketing & sales, CFO & Director

Isaac Ben Hamou	45	Director

Our Director and Officers Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s business experience, principal occupation during the period, and the name and principal business of the organization by which he or she was employed.

Mr. Alex Hazan
President, CEO and Chairman of the Board of directors

Mr. Hazan arrived to the United States in the early eighties. After his army service in one of Israel’s elite units, Alex managed and over saw one of the most prestige’s security outfits in the world. Shortly after his arrival in the United States Alex raised the financing and owned one of the first home improvement companies in Los Angeles with over 30 employees. Alex over saw the company's strategy, marketing and sales. Over the last few years Alex has become a real estate developer in Los Angeles and its surroundings. In 1994 Alex formed Silver Cloud productions and raised the financing as well as self-financed over $25 million for independent films. Alex produced or Executive produced these films for worldwide markets. In 1996 Alex founded one of Israel’s leading 3D animation companies - MIM TV (http://www.mimtv.com/) Alex funded the company entirely and produced and developed a large library of children DVD programming as well as CD ROM interactive games. MIMTV is currently selling its products to ToysRus.

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

Mr. Vartan Yossefian
Chief Engineer, Production and Plant Director

As an owner, operations manager, general manager Vartan’s experience spans over thirty years with consumer packaging goods in both water bottling and food industries and machine design. Vartan has a hands-on approach with a flair for strong analytical, organizational and people skills. He has track record of getting results through people in a highly competitive market and orchestrating departmental turnaround.  Over a period that spans more then 15 years Vartan directed multiple Plants and Distribution Centers. He has knowledge of The Workplace Hazardous Materials Information System, Health and Safety and regulatory issues, a strong Engineering background for plant, equipment, warehousing layouts and control over inventory of raw materials and finished goods in a just in time environment between production and warehouse logistics. Over the last five years Vartan owned and operated Global Machinery Repair and Engineering Inc. Under this banner he designed and managed building of water bottling and alcoholic beverage rectification. Vartan purchased and set-up state of the art plastic blow molding equipment and high speed filling equipment. He also installed water processing and bottling plants in Orlando, Florida and Santa Fe Springs, California. From 1984-2000 Vartan owned and operated Delta Technologies, a company specializing in design and manufacturing of - door and hood assembly systems for GM’s Cadillac plant. Vartan also designed and installed an entire process and packaging plant for Snack Food in Calgary Canada.

Item 10.	Executive Compensation.

At this time there is no set executive compensation package for any of the directors or officers of the Company. The Company currently has no stock option plan or similar plans, nor are there any immediate plans or intentions to establish such compensation arrangements. While the Company has not paid executive compensation, it receives services from its two key officers/shareholders, for which compensation expense is recorded with a corresponding credit to paid-in capital.

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

The Company’s principal shareholders, who are also officers, have provided short term, non-interest bearing working capital advances to the Company through August 31, 2006 and subsequently. Such funding has been the primary source of the Company’s working capital to date.

Item 13.	Exhibits.

Reference is herewith made to the financial statements and notes thereto included herein and to the cover page of this 10-KSB with respect to documents incorporated by reference in accordance with Rule 12b-33.

Exhibit Number	Description
2 (1)	Acquisition Agreement
3 (1)	Articles of Merger
10 (1)	Commercial Lease Agreement
16 (1)	Letter on Change in Accountant
31.1*	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
(1)	Incorporated by reference from our report on form 10K-SB/A filed on June 7th, 2006

Item 14.	Principal Accountant Fees and Services.

The following is a summary of the fees billed to the Company for professional services rendered for the periods ended August 31, 2006 and 2005:

	2006	2005
1. Audit Fees (a)	$15,000	$40,844
2. Audit Related Fees	9,089	-
3. Tax Fees (b)	-	-
4. All Other Fees	-	-

(a)	Consists of fees billed for professional services rendered for the audit of the Company's financial statements and review of the interim financial statements included in quarterly reports.

(b)	Consists primarily of fees paid for tax compliance and tax planning services.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on November 29, 2006 by the undersigned, thereunto authorized.

ROYAL SPRING WATER INC.
(FORMERLY EASY.COM, INC.)
By:	/s/ Alex Hazan

Alex Hazan, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date(s) indicated.

Name	Title	Date

/s/ Alex Hazan	Chairman of the Board of	November 29, 2006
Directors and Chief
Alex Hazan	Executive Officer

/s/ Harel Goldstein	Director and Chief	November 29, 2006
Financial Officer
Harel Goldstein

/s/ Isaac Ben Hamou	Director	November 29, 2006

Isaac Ben Hamou

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Royal Spring Water Inc.

We have audited the accompanying balance sheet of Royal Spring Water Inc. (formerly Easy.com, Inc.) (A Development Stage Company) as of August 31, 2006 and 2005 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year ended August 31, 2006 and for the period from April 20, 2005 (date of inception) to August 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royal Spring Water Inc. (formerly Easy.com, Inc.) (A Development Stage Company) as of August 31, 2006 and 2005, and the results of its operations and its cash flows for the year ended August 31, 2006 and for the period from April 20, 2005 (date of inception) to August 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses, negative working capital, and total capital deficiency raise substantial doubt about its ability to continue as a going concern. Note 1 also describes management’s plans to address these financial matters. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 9 to the financial statements, the Company restated its 2005 consolidated financial statements to correct the accounting treatment applied to a business combination.

/s/ Grobstein, Horwath & Company LLP

Sherman Oaks, California
November 29, 2006

ROYAL SPRING WATER INC. (FORMERLY EASY.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS AT AUGUST 31, 2006 AND 2005

ASSETS	2006	2005 Restated
CURRENT ASSETS
Cash and cash equivalents	$252,197	$12
Inventory	65,912	-
Prepaid expenses	32,722	10,000
Total Current Assets	350,831	10,012

Property, plant and equipment, net	3,768,892	3,337,434
TOTAL ASSETS	$4,119,723	$3,347,446

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$64,398	$-
Advances from shareholders	1,649,609	73,546
Obligation under capital lease - current portion	171,083	163,680
Total Current Liabilities	1,885,090	237,226

Obligation under capital lease	3,690,442	3,240,052
TOTAL LIABILITIES	5,575,532	3,477,278

STOCKHOLDERS’ DEFICIT
Preferred stock - $.001 par value; 5,000,000 shares authorized, none issued or outstanding
Common stock - $.001 par value; 50,000,000 shares authorized, 30,072,000 shares issued and outstanding	30,072	30,072
Additional paid-in capital	135,633	15,633
Deficit accumulated during the development stage	(1,621,514)	(175,537)
TOTAL STOCKHOLDERS’ DEFICIT	(1,455,809)	(129,832)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,119,723	$3,347,446

The accompanying notes are an integral part of these financial statements.

ROYAL SPRING WATER INC. (FORMERLY EASY.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	Year Ended August 31, 2006	Period From April 20, 2005 (Date of Inception) to August 31, 2005 Restated	Period From April 20, 2005 (Date of Inception) to August 31, 2006

EXPENSES
Professional fees	$237,857	$2,500	$240,357
General and administrative	223,844	64,122	287,966
Vehicle	37,222	3,651	40,873
Salaries and wages	30,778	-	30,778
Travel and entertainment	27,438	4,146	31,584
Telecommunications	21,091	1,961	23,052
Occupancy costs	19,915	22,447	42,362
Advertising and promotion	19,664	3,099	22,763
Insurance	13,104	-	13,104
Consulting fees	7,500	5,000	12,500
Interest and bank charges	1,577	1,098	2,675
Depreciation	183,194	14,345	197,539
TOTAL EXPENSES	823,184	122,369	945,553

LOSS FROM OPERATIONS	(823,184)	(122,369)	(945,553)

OTHER EXPENSES
Interest on capital lease obligation	622,793	53,168	675,961

NET LOSS	$(1,445,977)	$(175,537)	$(1,621,514)

Loss per common share, basic and diluted	$(0.05)	$(0.01)

Weighted average shares outstanding, basic and diluted	30,072,000	30,072,000

The accompanying notes are an integral part of these financial statements.

ROYAL SPRING WATER INC. (FORMERLY EASY.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
APRIL 20, 2005 (DATE OF INCEPTION) TO AUGUST 31, 2006

	Common Stock		Additional		Total
			Paid-in	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Deficit

Acquisition of Easy.com Inc., restated	30,072,000	$30,072	$(34,367)		$ $(4,295)

Net loss	-	-	-	(175,537)	(175,537)

Services contributed by shareholders	-	-	50,000	-	50,000

BALANCE AT AUGUST 31, 2005, RESTATED	30,072,000	$30,072	$15,633	$(175,537)	$(129,832)

Net loss	-	-	-	(1,445,977)	(1,445,977)

Services contributed by shareholders	-	-	120,000	-	120,000

BALANCE AT AUGUST 31, 2006	30,072,000	30,072	135,633	(1,621,514)	(1,455,809)

The accompanying notes are an integral part of these financial statements.

ROYAL SPRING WATER INC. (FORMERLY EASY.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	Year Ended August 31, 2006	Period From April 20, 2005 (Date of Inception) to August 31, 2005 Restated	Period From April 20, 2005 (Date of Inception) to August 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,445,977)	$(175,537)	$(1,621,514)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	183,194	14,345	197,539
Interest accrued on obligation under capital lease	622,793	53,168	675,961
Acquisition of the net liabilities of Easy.com Inc.	-	(4,295)	(4,295)
Services contributed by shareholders	120,000	50,000	170,000
Changes in Assets and Liabilities:
Inventory	(65,912)	-	(65,912)
Prepaid expenses	(22,722)	(10,000)	(32,722)
Accounts payable and accrued liabilities	64,398		64,398
NET CASH USED IN OPERATING ACTIVITIES	(544,226)	(72,319)	(616,545)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(614,652)	(1,215)	(615,867)
NET CASH USED IN INVESTING ACTIVITIES	(614,652)	(1,215)	(615,867)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholders	1,576,063	73,546	1,649,609
Repayment of obligation under capital lease	(165,000)		(165,000)
NET CASH PROVIDED BY FINANCING ACTIVITES	1,411,063	73,546	1,484,609

NET CHANGE IN CASH & CASH EQUIVALENTS	252,185	12	252,197

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$252,197	$12	$252,197

The accompanying notes are an integral part of these financial statements.

ROYAL SPRING WATER INC. (FORMERLY EASY.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Easy.com, Inc. (“Easy”) was incorporated under the laws of the State of Nevada on May 9, 2000. Easy was a non-operating shell corporation with nominal net assets prior to June 2005, when Easy acquired one hundred percent (100%) of the assets of Royal Spring Water Inc., a Nevada company (“RSW” or the “Company”).

Royal Spring Water Inc. was established on April 20, 2005 with a clear mission, namely to extract, process, and bottle water of supreme quality.

BUSINESS COMBINATION

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

GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced losses from operations since inception, and as of August 31, 2006 has a working capital and total capital deficiency, which raise substantial doubt as to its ability to continue as a going concern.

The Company's ability to continue as a going concern is contingent upon its ability to obtain the financing and strategic alliances necessary to attain profitable operations. Management is pursuing various sources of financing and intends to raise equity financing through a private placement with a private group of investors in the near future. The Company has received letters of intent from potential customers, which management believes will produce the necessary income to attain profitability in the future. Since August 31, 2006, the Company’s principal shareholders/officers have provided approximately $1.65 million in short-term working capital advances and these individuals will continue to provide certain funding as and when required on a short-term basis. The Company has secured a line of credit of up to $1,000,000 with American Business Finance LLC, located in Oklahoma, to be collateralized by invoices signed by buyers. American Business Finance LLC will finance 80% of the face value of the invoice until Royal Spring Water is paid. This will help to improve cash flows needed for working capital until profitable operations are attained. Although the Company has no firm commitments from other investors or lenders at this time, the Company believes it will be able to raise sufficient capital to complete assembly of its production facilities and commence production and distribution of its products. There can be no assurance that the Company will be able to secure additional financing or that the amount of any additional financing will be sufficient to accomplish its business objectives or to pay ongoing operating expenses.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

BASIS OF PRESENTATION

The accompanying financial statements include the accounts of the Company and its wholly owned subsidiary, Royal Spring Water Inc., a Nevada corporation and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). All significant inter-company accounts and transactions are eliminated.

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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

Equipment under capital lease	5 years
Locomotive under capital lease	5 years
Building under capital lease	25 years
Furniture and equipment	5 years
Computer	2 years
Software	1 year

LONG LIVED ASSETS

Long lived assets are accounted for in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for indicators of possible impairment by comparison of the carrying amounts to future net undiscounted cash flows expected to be generated by such assets when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset's fair value or estimates of future cash flows. We have not identified any such impairment losses to date.

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

INCOME TAXES

The Company accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recorded for differences between the financial statements and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period. As of August 31, 2006, a deferred tax asset of approximately $650,000 (which arises solely as a result of net operating losses), has been entirely offset by a valuation reserve due the uncertainty that this asset will be realized in the future.

ROYAL SPRING WATER INC. (FORMERLY EASY.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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

There were no potentially dilutive financial instruments for the period ended August 31, 2006 and 2005.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. (“FIN”) 47, Accounting for Conditional Asset Retirement Obligations in March 2005. FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. This interpretation also clarifies the circumstances under which an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect this guidance to have a material impact on its financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principles, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principles and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after 15 December 2005. The Company does not expect this guidance to have a material impact on its financial statements.

On November 3, 2005, the FASB issued FASB Staff Position on SFAS 115 and 124, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (FSP FAS 115-1 and 124-1). This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. It is effective for reporting periods beginning after December 15, 2005. The Company does not expect this guidance to have a material impact on its financial statements.

On February 16, 2006 the FASB issued SFAS 155, Accounting for Certain Hybrid Instruments which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 may have on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently in the process of assessing the impact the adoption of SFAS 157 will have on its financial statements.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 requires that public companies utilize a "dual-approach" to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. Management believes the adoption of this pronouncement will not have a material impact on the Company's consolidated financial statements.

ROYAL SPRING WATER INC. (FORMERLY EASY.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 2.	PROPERTY, PLANT & EQUIPMENT

At August 31, 2006 and 2005 property, plant and equipment consists of the following:

	2006	2005
Land and water rights under capital lease	$1,287,853	$1,287,853
Equipment under capital lease	506,555	506,555
Water treatment system	469,218	-
Locomotive under capital lease	53,661	53,661
Building under capital lease	1,502,495	1,502,495
Furniture and equipment	75,850	1,215
Computer	67,524	-
Software	3,275	-
	3,966,431	3,351,779
Less: accumulated depreciation	(197,539)	(14,345)
Net property, plant and equipment	$3,768,892	$3,337,434

Depreciation expense was $183,194 for the year ended August 31, 2006 (2005 - $14,345).

NOTE 3.	RELATED PARTY TRANSACTIONS

The advances from shareholders of the Company, to facilitate the payment of debts, are non-interest bearing, unsecured and have no specific terms of repayment.

Since its inception,, the Company's directors and shareholders have devoted time to the development of the Company. Compensation expense totaling $120,000 has been recorded for the year ended August 31, 2006, and $170,000 has been recorded since inception. These directors and shareholders have waived reimbursement and have considered these services as a contribution to capital. Accordingly, the contributions have been recorded as additional paid-in capital.

NOTE 4.	OBLIGATION UNDER CAPITAL LEASE

The Company leases land, building and equipment under a capital lease which contains a bargain purchase option which the Company intends to exercise on or before its expiration on August 1, 2009. The asset and liability under the capital lease are recorded at the present value of the minimum lease payments and purchase option price. The assets are depreciated over their useful lives as described in Note 1. Depreciation of the assets under the capital lease is included in depreciation expense for 2006.

Future minimum lease payments under capital leases as of August 31, 2006 for each of the next three years and in the aggregate are as follows. Amounts for 2008 and 2009 are estimates since the amounts will be determined by the prevailing consumer price index at that time:

2007	$300,000
2008	307,000
2009, including bargain purchase option	4,881,929
Total minimum lease payments	5,488,929
Less: amount representing interest at 19%	(1,627,404)
Total obligations under capital lease	3,861,525
Less: current installments of obligations under capital lease	(171,083)
Long-term obligation under capital lease	$3,690,442

NOTE 5.	STOCKHOLDERS' DEFICIT

During the year ended August 31, 2001 the Company issued 30,072,000 shares to the founders of the corporation for services rendered.

As indicated in Note 3, the Company’s directors and shareholders have contributed their services to the Company.

The Company effected a 3-for-1 stock split in September 2004 of all outstanding shares of capital stock. All references to share and per share data have been retroactively adjusted to reflect the stock split.

NOTE 6.	SUPPLEMENTAL CASH FLOW INFORMATION

During the period ended August 31, 2006 and 2005, interest of $1,577 and $1,098, respectively, was paid. No income taxes were paid during either of these periods.

Non cash financing and investing activities includes the acquisition of property and equipment under capital lease in the amount of $3,350,564 during the period ended August 31, 2005 and services provided by shareholders in the amount of $120,000 for the year ended August 31, 2006 (2005 - $50,000).

ROYAL SPRING WATER INC. (FORMERLY EASY.COM, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 7.	COMMITMENT

In August 2005, the Company entered into a land, building and equipment lease agreement for a facility to be used for production and head office. This four-year lease commenced August 1, 2005, and is classified as a capital lease as it contains a bargain purchase option (see note 4). As of August 31, 2006, future obligations under the terms of this lease aggregated $5,488,929, including $1,627,404 in interest.

NOTE 8.	CONTINGENT LIABILITY

In February of 2006, our former Chief Operating Officer filed a complaint against the Company, for, among other things, breach of employment agreement. The complaint was filed in the Los Angeles Superior Court, Santa Monica Division and seeks unspecified damages. The Company filed a cross complaint against this individual for fraud, misrepresentation and breach of fiduciary duty. We recently made an offer of settlement to plaintiff, to which a response has not been received. The Company is in the process of conducting discovery. We do not believe that this litigation will be material to our financial position, operations, or cash flows. There are no proceedings in which any of our directors, officers or affiliates is an adverse party or has a material interest adverse to the interest of the Company.

NOTE 9.	RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its financial statements for the period ended August 31, 2005 due to an error in the accounting treatment of the business combination of Easy.com Inc. and Royal Spring Water Inc. Previously the company had accounted for this transaction as a common control business combination and had presented the combined historical financial statements of both companies. The Company subsequently determined that, because the two companies became related through a transaction in anticipation of the Reverse Merger that accounting for the Reverse Merger as a common control transaction was not appropriate. The statements have therefore been restated to reflect the transaction as a recapitalization of Royal Spring Water Inc. The effect of this correction was a reduction of additional paid-in capital, cumulative loss and deficit in the amount of $14,319. There was no effect on reported assets or liabilities.

As a result of the restatement of the August 31, 2005 consolidated financial statements, additional paid-in capital and accumulated deficit balances have been reclassified to include the historical financial statements of Royal Spring Water Inc. since April 20, 2005 (inception). The historical financial statements previously reported were those of the combined entities. The restatement had no effect on the previously reported net loss for the period ended August 31, 2005.

NOTE 10.	SUBSEQUENT EVENT

On November 21, 2006, the Company entered into a financing agreement with a commercial finance company (“Finance Co.”). Under the terms of the agreement, the Company may sell accounts receivable to Finance Co. for a fee ranging from 1.1% to 1.75% of the face value of the accounts sold. Finance Co. will advance the Company 80% of the face value of the accounts sold to an aggregate maximum of $1 million. The remaining 20% will be held by Finance Co. in a reserve account until the account is collected or until the funds mature, which is generally within 30 to 90 days. Advances will bear interest at a base index rate, as defined in the agreement, plus 2% per annum. The minimum aggregate annual borrowing rate on advances shall be 10.25%. Accounts are generally to be sold without recourse, and Finance Co. will be responsible for collection, assumes all credit risk (except where a dispute exists), and obtains rights and remedies against the Company’s customers. Trade accounts receivable not sold to Finance Co. will remain in the custody and control of the Company, and the Company will maintain all credit risk and collection responsibility on those accounts.