Form 10QSB
period 2006-11-30
Royal Spring Water Inc
filed 2007-01-24
CIK 1121598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: November 30, 2006

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $65,556,960, assuming a price per share of $2.18 as of January 22, 2007. For the purpose of this disclosure, shares of common stock held by directors, officers and stockholders whose ownership exceeds five percent of the common stock outstanding were excluded. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the issuer, or that such person is controlled by or under common control of the issuer.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 30,072,000 as of January 22, 2007.

ROYAL SPRING WATER INC.
(A DEVELOPMENT STAGE COMPANY)

Form 10-QSB
For the Quarter Ended November 30, 2006

___________________

___________________

ROYAL SPRING WATER INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	November 30, 2006	August 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,861	$252,197
Inventory	112,257	65,912
Prepaid expenses and deposits	105,722	32,722
Total Current Assets	234,840	350,831

Property, plant and equipment, net	3,725,397	3,768,892
TOTAL ASSETS	$3,960,237	$4,119,723

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$82,382	$64,398
Advances from shareholders	1,905,974	1,649,609
Obligation under capital lease - current portion	176,267	171,083
Total Current Liabilities	2,164,623	1,885,090

Obligation under capital lease	3,761,326	3,690,442
TOTAL LIABILITIES	5,925,949	5,575,532

STOCKHOLDERS’ DEFICIT
Preferred stock - $.001 par value; 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock - $.001 par value; 50,000,000 shares authorized, 30,072,000 shares outstanding	30,072	30,072
Additional paid-in capital	165,633	135,633
Deficit accumulated during the development stage	(2,161,417)	(1,621,514)
TOTAL STOCKHOLDERS’ DEFICIT	(1,965,712)	(1,455,809)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,960,237	$4,119,723

_______________
See accompanying notes to these financial statements.

ROYAL SPRING WATER INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2006 AND 2005
AND FROM INCEPTION TO NOVEMBER 30, 2006

	Three Months Ended November 30, 2006	Three Months Ended November 30, 2005	For the Period From April 20, 2005 (Date of Inception) to November 30, 2006

EXPENSES
General and administrative	$94,352	$36,257		$382,317
Interest and bank charges	46,080	556		48,755
Salaries and wages	45,959	-		76,737
Advertising and promotion	38,076	758		60,839
Consulting fees	17,049	-		29,549
Professional fees	15,912	23,200		256,269
Vehicle	15,433	4,437		56,306
Travel and entertainment	12,257	4,871		43,841
Occupancy costs	9,444	-		51,806
Insurance	6,959	-		20,063
Telecommunications	6,620	2,339		29,672
Depreciation	80,695	43,097		278,234
TOTAL EXPENSES	388,836	115,515		1,334,388

LOSS FROM OPERATIONS	(388,836)	(115,515)		(1,334,388

OTHER EXPENSES
Interest on capital lease obligation	151,068	158,368		827,029

NET LOSS	$(539,904)	$(273,883)		$(2,161,417)

Loss per common share, basic and diluted	$(0.02)	$(0.01)	$

Weighted average shares outstanding, basic and diluted	30,072,000	30,072,000

_______________
See accompanying notes to these financial statements.

ROYAL SPRING WATER INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2006 AND 2005
AND FROM INCEPTION TO NOVEMBER 30, 2006

	Three Months Ended November 30, 2006	Three Months Ended November 30, 2005	For the Period From April 20, 2005 (Date of Inception) to November 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(539,904)	$(273,883)	$(2,161,417)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	80,695	43,097	278,234
Interest accrued on obligation under capital lease	151,068	158,368	827,029
Acquisition of the net liabilities of Easy.com Inc.	-	-	(4,295)
Services contributed by shareholders	30,000	30,000	200,000
Changes in Assets and Liabilities:

Prepaid expenses and deposits	(73,000)	(15,000)	(105,722)
Inventory	(46,345)	-	(112,257)
Accounts payable and accrued liabilities	17,985	-	82,382
NET CASH USED IN OPERATING ACTIVITIES	(379,501)	(57,418)	(996,046)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(37,200)	(1,700)	(653,067)
NET CASH PROVIDED BY INVESTING ACTIVITIES	(37,200)	(1,700)	(653,067)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholders	256,365	102,509	1,905,974
Repayment of obligation under capital lease	(75,000)	-	(240,000)
NET CASH PROVIDED BY FINANCING ACTIVITES	181,365	102,509	1,665,974

NET CHANGE IN CASH & CASH EQUIVALENTS	(235,336)	43,391	16,861

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	252,197	12	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,861	$43,403	$16,861

_______________
See accompanying notes to these financial statements.

ROYAL SPRING WATER INC.
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

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended November 30, 2006 is not necessarily indicative of the results that may be expected for the year ending August 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended August 31, 2006.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007. Management is currently evaluating the impact that the adoption of this statement may have on the Company’s consolidated financial position and results of operations.

ROYAL SPRING WATER INC.
(A DEVELOPMENT STAGE COMPANY)

NOTE 2.	PROPERTY, PLANT & EQUIPMENT

At November 30, 2006 property, plant and equipment consists of the following:

Land and water rights under capital lease	$1,287,853
Equipment under capital lease	506,555
Locomotive under capital lease	53,661
Computer	70,410
Software	3,275
Water treatment system	461,068
Building under capital lease	1,502,495
Furniture and equipment	81,120
Leasehold improvements	37,194
4,003,631
Less: accumulated depreciation	(278,234)
Net property, plant and equipment	$3,725,397

Depreciation expense was $80,695 for the three months ended November 30, 2006 ($43,097 - 2005).

NOTE 3.	RELATED PARTY TRANSACTIONS

The advances from shareholders of the Company, to facilitate the payment of debts, are non-interest bearing, unsecured and have no specific terms of repayment. The carrying value of the advances approximates the market value due to the short-term maturity of the financial instruments.

For the three months ended November 30, 2006 and 2005, the Company's directors and shareholders devoted time to the development of the Company. Compensation expense totaling $30,000 has been recorded for the three months ended November 30, 2006 and 2005 and has been included in general and administrative. These directors and shareholders have waived reimbursement and have considered these services as a contribution to capital. Accordingly, the contributions have been recorded as additional paid-in capital.

NOTE 4.	OBLIGATION UNDER CAPITAL LEASE

The Company leases land, building and equipment under a capital lease which contains a bargain purchase option which the Company intends to exercise on or before its expiration on August 1, 2009. The asset and liability under the capital lease are recorded at the present value of the minimum lease payments and purchase option price.

Future minimum lease payments under capital lease as of November 30, 2006 are:

2007 (9 months)	$225,000
2008	307,000
2009 (11 months), including bargain purchase option	4,881,929
Total minimum lease payments	5,413,929
Less: amount representing interest at 19%	(1,476,336)
Total obligations under capital lease	3,937,593
Less: current installments of obligations under capital lease	(176,267)
Long-term obligation under capital lease	$3,761,326

ROYAL SPRING WATER INC.
(A DEVELOPMENT STAGE COMPANY)

NOTE 5.	SUBSEQUENT EVENTS

On December 27, 2006, the Company received total gross proceeds of $1,250,000 and issued a two year non-interest bearing convertible note. The note is secured by a Security Agreement made by the Company and the Holder creating a security interest in favor of the Holder for certain assets of the Company. The agreement provides for the issuance of 500,000 warrants, with exercise prices ranging from $2.00 (two dollars) to $5.00 (five dollars) over the next five years. The Company has the option to pay the loan back within the next two years with a profit participation to the Holder. The Holder has the option to convert the note into common shares at any time. If the Holder chooses to convert the note into common stock, the conversion will be done at a discount to market price.

Subsequent to the year end, the Company has emerged from the development stage as described in note 1. The Company has begun principal operations and has earned revenue from the delivery of their product to their customers.

NOTE 6.	COMMITMENT AND CONTINGENCY

The Company has made payments toward equipment in the amount of $70,000. The Company has a commitment to pay an additional $80,000 towards this equipment subsequent to the year end.

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

Our primary business strategy is focused in two main areas. The first is to offer existing bottled water distribution companies, major retail stores and service oriented businesses the ability to change their current bottled water to a private label in their business name. Additionally, for companies already selling under a private label, we intend to sell our water for a more competitive price and to help increase their bottle water capacity by providing them with an additional source for their water supply. Our research has shown that some manufacturing and distribution companies are at their production capacity and cannot meet their customers’ demands and that it may be more cost effective for them to have us provide them with water rather than to develop or expand existing water bottling facilities. In these circumstances, we intend to have the customers provide us with their labels or logo, and we will fill the bottles, apply the label and ship the products to the customer. The second part of our marketing and sales strategy is to develop the “Royal Spring Water” brand of bottled water and commence sales of that product in the US and around the world. We will be targeting our product (single serve plastic bottles of 355ml, 500ml, 1liter, 1.5liters, 1gallon) directly to the smaller end user - convenience stores, fast food establishments, gas stations, major clubs and popular restaurants, among others.

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

5.
Our in house laboratory staff maintains a constant control on the quality of the water. Weekly water samples are sent out to a certified lab in order to maintain our certification by the EPA, TCEQ and Texas Department of Health authorities. To further guarantee a superior quality product, the laboratory has to process daily chemical and bacteriological analyses on the entire production chain. We are using polyethylene Terephthalate (known as PET) bottles in various sizes - 12oz, 16.9oz 1L and 1.5L. Our current system can also manufacture flavored water and carbonated water. Our capping machines can handle both a regular flat cap as well as a sports cap. We have a Krup stretch blow molder which we will use to blow our PET bottles. The PET bottles are blown from what is called a preform. This is supplied to us by the Ball Corporation, one of the leading PET manufacturers. We have made a decision to buy all of our raw materials from US based companies instead of China made products. (see details of our current existing production capacity and potential capacity in the paragraph below entitled “Acquisition or Disposition of Plant and Equipment”)

Results of Operations for the Three Months Ended November 30, 2006

We have no revenue from operations as of the date of this report and we have relied on and will continue to reply on significant external financing to fund our operations. To date, our financing came from loans from shareholders in the amount of $1,905,974. Commencing October 1, 2006, the Company and the shareholders have agreed to an annual interest rate of 10% which the Company believes approximates a fair market rate of interest for similar debt financing.

Our operations since inception have not generated any revenue. We generated a net loss of $539,904 for the three months ended November 30, 2006, for a cumulative loss of $2,161,417 since the inception of the Company.

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

Product Research and Development:

In order to obtain high quality products and assure customer satisfaction, we will be using fully automated state of the art machinery. Since our inception, we have spent much of our time, money and efforts into researching the water industry in the U.S. and overseas. As a result, we have acquired broad knowledge about procedures, licenses, machinery, and land. During this time, we have also built strong relationships with key individuals within the government and private sectors related to the water industry. We do not anticipate performing further research and development for any products during the next twelve months.

Acquisition or Disposition of Plant and Equipment:

We have purchased and assembled a fully automated, state of the art water treatment and bottling system that is currently in place and has the capacity to bottle up to 144 million bottles per year, based on a bottle size of 16.9 ounces. The plant facility has the water capacity to grow and supply in excess of one billion bottles per year. Our bottling line can currently handle bottle sizes from 8 ounce bottles to 1.5 liter bottles. This state of the art machinery is fully automated and runs with minimal human intervention. As part of our bottling system we also purchased a bottle stretch blow molder which enables us to blow our own bottles from preforms.

To date, we have spent approximately $653,000 on the purchase of machinery and equipment.

Liquidity and Capital Resources and Future Funding Requirements

In December 2006, the Company signed a two year non-interest bearing convertible note for $1,250,000. The note is secured by a Security Agreement made by the Company and the Holder creating a security interest in favor of the Holder for certain assets of the Company. The funds were deposited into the Company’s account on December 27, 2006. In addition to the two-year convertible note, the agreement provides for the issuance of 500,000 warrants, with exercise prices ranging from $2.00 (two dollars) to $5.00 (five dollars) over the next 5 years. The Company has the option to pay the loan back within the next two years with a profit participation to the Holder. The Holder has the option to convert the note into common shares at any time. If the lender chooses to convert the note into common stock, the conversion will be done at a discount to market price. The funds were provided to the Company after their lender’s financial representatives visited our plant, met with senior management and conducted their due diligence. The funds will be used for working capital and purchases of additional bottling equipment as our sales increase.

To date, the Company has funded its operation from loans from our officers and directors. The shareholders of the Company have made loans in the amount of $1,905,974. These funds have been used to meet working capital requirements, acquire bottling equipment and further develop the plant.

The majority of the infrastructure necessary for the operation of the plant was already in place upon commencement of the lease. This is the key capital resource that will enable the Company to quickly commence production and obtain revenues to assist in meeting its working capital requirements.

The following assets are currently in use at our plant:

•	Building - 20,000 square feet three story building attached to the warehouse
•	Warehouse - 15,000 square feet adjacent to the three story building
•	Warehouse - additional 36,000 square feet space, added April 2006
•	Equipment - six 25,000 gallon liquid holding tanks (4 tanks are inside the building and 2 outside) related water pumps and pipes connecting wells and tanks, motors and agitators
•	Land and Water Rights - Well #11 and Well #12 located on the real Property
•	Waste water ponds
•	Paved parking
•	Access to existing rail

The Company’s scheduled lease payments from inception of the lease and leading up the purchase date are as follows:

December 1, 2006 - December 31, 2006	$175,000
January 1, 2007 - December 31, 2007	300,000
January 1, 2008 - December 31, 2008*	310,500
January 1, 2009 - July 31, 2009*	187,464

$972,964

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited financial statements for the period ended August 31, 2006, our independent registered accountants included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

ITEM 3.	CONTROLS AND PROCEDURES

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

ROYAL SPRING WATER INC.

By:	/s/ Alex Hazan
Name: Alex Hazan
Title: Chief Executive Officer

Date: January 22, 2007

By:	/s/ Harel Goldstein
Name: Harel Goldstein
Title: Chief Financial Officer

Date: January 22, 2007