Form 10KSB/A
period 2006-08-31
Royal Spring Water Inc
filed 2007-02-01
CIK 1121598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $69,165,600, assuming a price per share of $2.30 as of January 26, 2007. For the purpose of this disclosure, shares of common stock held by directors, officers and stockholders whose ownership exceeds five percent of the common stock outstanding were excluded. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the issuer, or that such person is controlled by or under common control of the issuer.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 30,072,000 as of January 31, 2006.

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

The Company has entered into a long-term lease agreement with T&E Consolidators LP for facilities and water rights, allowing for the bottling and manufacturing of plastic bottled drinking water providing a fully customized product for a very competitive price. The Company’s underground water source has existed for millions of years and is part of the “Ogallala Aquifer”, one of the country’s largest aquifers. The state-of-the-art facility in Hereford, Texas is where water is extracted from underground wells and then filtered and bottled through a complex filtration and bottling process. We also intend on entering into the flavored water and the alcohol rectifying and distribution sector during the year 2007, the plans of which are further detailed in the Products and Services section.

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

Risks Related to Our Business

Because we are a Development Stage Company with an Accumulated Deficit our Success may be Difficult to Achieve

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

We Operate in a Highly Competitive Industry Which Could Make Market Entry Difficult

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

We Expect to have Fluctuations in Quarterly Operating Results Which Could Affect Our Revenues

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

Since we may have Limited Ability to Raise Prices, Our Profitability Could be Limited

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

We will have Potential for Product Liability Which Could be Costly to Insure

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

We will be Subject to Changes in Government Regulation Which May Affect our Operations

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

We do not Expect to Pay Dividends for Some Time Which Could Result in no Return on Your Investment

We have never declared or paid cash dividends on our Common Stock. We currently intend to retain our earnings, if any, to provide funds for the operation and expansion of our business and, therefore, do not anticipate declaring or paying cash dividends in the foreseeable future. Any payment of future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other relevant factors of our operations.

Risks Related to our Common Stock

Our Stock Price May Be Highly Volatile and Subject to Wide Fluctuations Due to Many Factors, Including a Substantial Market Overhang Which Could Affect the Value of Your Shares

The market price of our common stock may be highly volatile and subject to wide fluctuations in response to quarterly variations in operating results, announcements of distribution agreements, or new affiliations or new products by us or our competitors, changes in financial estimates by securities analysts, lack of market acceptance of our products, or other events or factors, including the risk factors described herein. In addition, the stock market in general experiences significant price and volume fluctuations that are often unrelated to a company’s operating performance. As with any public company, we may be subject to securities class action litigation following periods of volatility in the market price of our securities which could result in substantial costs and a diversion of management’s attention and resources. Additionally, the sale of a substantial number of shares of common stock, or even the potential of sales, in the public market following this offering could deflate the market price for the common stock and make it more difficult for us to raise additional capital through the sale of our common stock.

Your Investment May Have Limited Liquidity If an Active Trading Market Does Not Develop or Continue Which Could Make It Difficult to Sell Your Shares

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

We will be subject to certain California Corporate laws Which Could Cause Operational Difficulty

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

Penny Stock Regulations May Make Buying and Selling our Shares More Difficult

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

Products and Services

During our first year of operation, we will concentrate on producing regular non-carbonated plain bottled water and flavored water We intend to produce several sizes of bottled water, including 8 oz., 12 oz., 16.9 oz., 20 oz., 1 liter and 1.5 liter bottles. In addition to plain water, we will be bottling flavored water which has recently become a popular product since it has flavor but no sugar or caffeine. We have created nine proprietary flavor formulas, including cherry, cherry lime, kiwi watermelon, strawberry kiwi, orange, raspberry, wild berry, lemonade and cranberry. . After this initial year of operations, we plan to pursue a line of business in alcohol rectifying and distribution..

To rectify alcohol we will go through the following processes; i) receive in our warehouse 120-180 proof spirits in bulk, ii) mix the alcohol with water and other ingredients (for example the caramel is added to rum to give it its golden color) bringing the proof level to an 80 proof mix, iii) bottle, label pack and ship the finished alcohol bottle in palletized cases.

Bottling Alcohol requires a separate filling and bottling line from the bottling line we currently own and operate. Currently, we do not own the equipment and supplies to begin production in the alcohol rectifying and distribution sector. We have received a cost estimate on November 13, 2006 which includes all the equipment needed for alcohol rectifying. The bid is for $151,920 and includes the installation and training, which is estimated at total of two to three days. In addition, we will need to hire new personal that can perform in this sector. To date we have not entered into discussions or contracts with distillers to provide spirits in bulk.

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

Licensing and Water Rights

Although we have a signed a long term lease with T&E Consolidators LP which includes the water rights, contract which will allow us to extract water from the land, it did not automatically give us the right to distribute the water. In order to distribute water worldwide and commence business, we obtained certain local licenses. Besides these local necessary licenses, one must pass certain specifications and requirements of the Food and Drug Administration (“FDA”). This includes a clean and immaculate warehouse, and the use of hygienic filtration, bottling and packing operation systems. We will ensure that all our operations continue to meet and surpass all government requirements. In June 2006, the Company passed the water test required by the state of Texas Commission on Environmental Quality in order to commence production at the Royal Spring Water plant in Hereford, Texas. The test was conducted by the City of Amarillo, Environmental Laboratory No. 48103 over a period of three days. We also received a certificate from the health department certifying our plant for bottle water operations. This completed all of the testing and licensing requirements of the various government bodies needed to commence production and sales of our products. The lease can be found as exhibit 10.

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

The Hereford Facility

On August 1, 2005 the Company executed a lease with T&E Consolidators for the premises located at 3500 Holly Sugar Rd. in Hereford Texas. This lease includes 1,000 square feet of office space, a 71,000 square foot warehouse, six 25,000 gallon liquid juice tanks and related equipment and the water rights from 2 wells. This facility had previously been the site of a sugar beet processing facility, but at the time that we acquired the facilities, there were no active operations.

The lease calls for an initial rental of $ 15,000 per month for six months commencing November 1, 2005 to April 2006 payable in advance for six months on November 1, 2005. Thereafter for the next 24 years, the rent is $25,000 per month, adjustable annually based on the prevailing consumer price index.

In the first four years, the Company has an option to purchase the facility at an amount determined as set out in the lease which is estimated to be approximately $4,590,964. The amount of the purchase price depends upon the prevailing lease rate at the time the option to purchase is exercised. The option to purchase includes the water rights.

Of the 70,000 square foot space, 40,000 square feet will be allocated to water processing and packaging space made accessible by loading bays and a 5.5 mile railroad spur leading directly from the main railroad station in Hereford to our loading dock. The railroad extension is made available to the Company as a term of the lease and, as a term of the option to purchase the property, will continue to be made available for use as an easement when the Company purchases the property. Also included in the property lease and option to purchase is the train engine needed to pull and push the train cars for our shipping needs which will enable us to keep our shipping cost very low. We have completed all necessary paperwork providing BNSF Railway Company (“BNSF”) that serves our facility, the data they requested so we can become an approved user of their service. We have been provided a user name, password and pin number so we can order and schedule the box cars needed for shipment of our products to our customers nationwide using the Electronic Data Interchange service provided by BNSF. We estimate that initially we will need between six to eight box cars per month. The cost for each box car varies based on the shipping destination. As an example, shipping a box car from our plant in Hereford to the greater Los Angeles area is around $2,100 depending on the fuel surcharge. One box car can carry the equivalent of three 53 foot truck loads. One truck load has 1,440 cases of water. Each case has 24 bottles of 16.9oz. The remaining 30,000 square feet of our warehouse has been allocated for storage of raw materials and finished goods.

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

In February of 2006, our former Chief Operating Officer filed a complaint against the Company, relating to his employment with Company. The complaint was filed in the Los Angeles Superior Court, Santa Monica Division and seeks unspecified damages alleging breach of contract, wrongful discharge, fraud and violation of labor law. The Company filed a cross complaint against this individual for fraud, misrepresentation and breach of fiduciary duty. We recently made an offer of settlement to plaintiff, to which a response has not been received. The Company is in the process of conducting discovery. We do not believe that this litigation will be material to our financial position, operations, or cash flows. There are no proceedings in which any of our directors, officers or affiliates is an adverse party or has a material interest adverse to the interest of the Company.

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

Stockholders

As of January 31, 2006, there were 49 shareholders of record. We currently have no outstanding options or warrants or similar potentially dilutive securities for the purchase of our common stock and have no securities outstanding which are convertible into common stock. We have not yet adopted or developed any plans to adopt any stock option, stock purchase or similar plan for our employees.

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

For the period from our inception through January 31, 2007, we have:

•	Formed our company and established our initial structure;
•	Entered into a lease agreement for the water rights, land and production facility;
•	Performed organizational and administrative upgrades;
•	Sought and pursued investment opportunities;
•	Reviewed and analyzed the potential market for bottled water;
•	Performed required testing of water quality at the bottling site;
•	Completed the development of a new web site as part of our marketing strategy;
•	Purchased the additional equipment needed to bottle and sell the water; (see financials on www. pinksheets.com symbol RSPG)
•	Made improvements to the plant site and water collection facilities; and
•	Negotiated and signed contracts and letters of intent with medium to large buyers (see press releases)

Our plan of operation and development strategy for the fiscal year 2006 and for the next four years is summarized as follows:

Phase	Description	Timing
1	Completion of testing and licensing with local and federal authorities	August 31, 2006
2	Final development of the plant facilities	August 31 2006
3	Implement quality control procedures	Q1, 2007
4	Commence operations	Q1, 2007
5	Close additional sales of private label contracts with major retail stores.	Q1, 2007
6	Introduction of new types of beverage products, carbonated and alcohol	Q2 to January 2008
7	Implementation of the Royal Spring Water - brand recognition	Q2, 2008
8	Exercise the option to purchase the water rights, land and production facility under the lease agreement	By the end of June 2009

Phases 1 through phase 4 have already been completed, the detail of which is exhibited in the accompanying financial statements for the period from inception to August 31, 2006. Phase 5 through phase 7 will be financed from future revenues, private placements credit sources, and/or equity sources. Phase 5 has an estimated cost of 50,000 over a period of 12 months; Phase 6 is currently estimated at $200,000. Phase 7 is estimated at 250,000. Phase 8 is pre-negotiated in the lease. We are expecting to finance the estimated $4,590,964 purchase price under our lease agreement through future profits of the Company, credit sources, and/or additional sources of equity..

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

Results of Operations for the Twelve Months Ended August 31, 2006

We have no revenue from operations as of the date of this Annual Report and we have relied on and will continue to reply on significant external financing to fund our operations. During the fiscal year ended August 31, 2006 our financing came from non-interest bearing loans from shareholders in the amount of $1,649,609. We generated a net loss of $1,445,977 during the year ended August 31, 2006 and a net loss of $175,537 during the period ended August 31, 2005, for a cumulative loss of $1,621,514 since the inception of the Company.

The comparative period presented in the annual financial statements is for the period from inception on April 20, 2005 to August 31, 2005. This includes approximately $40,000 in expenses of RSW from April 20, 2005 until the date of the reverse merger on June 30, 2005, which consisted mainly of rent, professional fees and general expenses. Subsequent to the merger on June 30 and leading up the comparative year ended August 31, 2005 the Company incurred significantly higher expenses which related to $50,000 in contributed services, grouped in general and administrative; $53,168 in interest on the capital lease obligation; and other expenses related to professional fees, rent, amortization and other general expenses.

Our operations since inception in 2005 have not generated any revenue as the plant was not fully operational until December 2006. The revenues from the contracts we have negotiated are on a net 30 basis after the products are received by the customer. We now have an account receivable line of credit for $1,000,000 with American Business Finance LLC out of Oklahoma which will help to speed up cash flow into our account against the payments that are pending on outstanding vendor invoices.

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

The Company's ability to continue as a going concern is contingent upon its ability to obtain the financing and strategic alliances necessary to attain profitable operations. The Company has received letters of intent from potential customers, which management believes will produce the necessary income to attain profitability in the future. Since August 31, 2006, the Company’s principal shareholders/officers have provided approximately $1.65 million in short-term working capital advances and these individuals will continue to provide certain funding as and when required on a short-term basis. The Company has secured a line of credit of up to $1,000,000 with American Business Finance LLC, located in Oklahoma, to be collateralized by invoices signed by buyers. American Business Finance LLC will finance 80% of the face value of the invoice until Royal Spring Water is paid. This will help to improve cash flows needed for working capital until profitable operations are attained. In December 2006, the Company signed a two year non-interest bearing convertible note for $1,250,000. Although the Company has no other firm commitments from other investors or lenders at this time, the Company believes it has raised sufficient capital to complete assembly of its production facilities and commence production and distribution of its products until profitability is reached. Additionally, the Company believes it will not be required to raise any additional funds in the next twelve months. There can be no assurance that the Company will be able to secure additional financing or that the amount of any additional financing will be sufficient to accomplish its business objectives or to pay ongoing operating expenses.

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

Since the formation of Easy.com in the year 2000, Marvin Winick acted as the president. As part of the merger agreement, Marvin Winick retained 300,000 shares of common stock. There are no other promoters or control persons who received any compensation during the last five fiscal years other than as described herein.

During the fiscal year ended August 31, 2006 and 2005, the Company’s financing came from loans from the CEO, Alex Hazan and the CFO, Harel Goldstein, in the amount of $1,649,609. The advances from these directors and shareholders of the Company, to facilitate the payment of debts, are non-interest bearing, unsecured and have no specific terms of repayment. The carrying value of the advances approximates the market value due to the short-term maturity of the financial instruments.

Beginning in April 2005, the Company's directors and shareholders, Alex Hazen and Harel Goldstein, devoted time to the development of the Company. Compensation expense of $10,000 per month between April 2005 and August 2005 and $15,000 per month between September 2005 and August 2006, totaling $170,000 has been recorded from April 2005 to the fiscal year ended August 2006. These directors and shareholders have waived reimbursement and have considered these services as a contribution to capital. Accordingly, the contributions have been recorded as additional paid-in capital.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on January 31, 2006 by the undersigned, thereunto authorized.

ROYAL SPRING WATER INC.
(FORMERLY EASY.COM, INC.)
By:	/s/ Alex Hazan

Alex Hazan, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date(s) indicated.

Name	Title	Date

/s/ Alex Hazan	Chairman of the Board of	January 31, 2006
Directors and Chief
Alex Hazan	Executive Officer

/s/ Harel Goldstein	Director and Chief	January 31, 2006
Financial Officer
Harel Goldstein

/s/ Isaac Ben Hamou	Director	January 31, 2006

Isaac Ben Hamou

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Royal Spring Water Inc.

We have audited the accompanying balance sheet of Royal Spring Water Inc. (formerly Easy.com, Inc.) (A Development Stage Company) as of August 31, 2006 and 2005 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year ended August 31, 2006, for the period from April 20, 2005 (date of inception) to August 31, 2005 and for the period from April 20, 2005 (date of inception) to August 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royal Spring Water Inc. (formerly Easy.com, Inc.) (A Development Stage Company) as of August 31, 2006 and 2005, and the results of its operations and its cash flows for the year ended August 31, 2006 and for the period from April 20, 2005 (date of inception) to August 31, 2005 and for the period from April 20, 2005 (date of inception) to August 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

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