Form 10QSB/A
period 2006-11-30
Royal Spring Water Inc
filed 2007-04-03
CIK 1121598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $73,074,960, assuming a price per share of $2.43 as of March 23, 2007. For the purpose of this disclosure, shares of common stock held by directors, officers and stockholders whose ownership exceeds five percent of the common stock outstanding were excluded. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the issuer, or that such person is controlled by or under common control of the issuer.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 30,072,000 as of March 23, 2007.

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

ROYAL SPRING WATER INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2006 AND 2005
AND FROM INCEPTION TO NOVEMBER 30, 2006

	Three Months Ended November 30, 2006 (Unaudited)	Three Months Ended November 30, 2005 (Unaudited)	For the Period From April 20, 2005 (Date of Inception) to November 30, 2006 (Unaudited)

EXPENSES
General and administrative	$94,352	$36,257		$382,317
Interest and bank charges	46,080	556		48,755
Salaries and wages	45,959	-		76,737
Advertising and promotion	38,076	758		60,839
Consulting fees	17,049	-		29,549
Professional fees	15,912	23,200		256,269
Vehicle	15,433	4,437		56,306
Travel and entertainment	12,257	4,871		43,841
Occupancy costs	9,444	-		51,806
Insurance	6,959	-		20,063
Telecommunications	6,620	2,339		29,672
Depreciation	80,695	43,097		278,234
TOTAL EXPENSES	388,836	115,515		1,334,388

LOSS FROM OPERATIONS	(388,836)	(115,515)		(1,334,388)

OTHER EXPENSES
Interest on capital lease obligation	151,068	158,368		827,029

NET LOSS	$(539,904)	$(273,883)		$(2,161,417)

Loss per common share, basic and diluted	$(0.02)	$(0.01)	$

Weighted average shares outstanding, basic and diluted	30,072,000	30,072,000

_______________
See accompanying notes to these financial statements.

ROYAL SPRING WATER INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2006 AND 2005
AND FROM INCEPTION TO NOVEMBER 30, 2006

	Three Months Ended November 30, 2006 (Unaudited)	Three Months Ended November 30, 2005 (Unaudited)	For the Period From April 20, 2005 (Date of Inception) to November 30, 2006 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(539,904)	$(273,883)	$(2,161,417)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	80,695	43,097	278,234
Interest accrued on obligation under capital lease	151,068	158,368	827,029
Acquisition of the net liabilities of Easy.com Inc.	-	-	(4,295)
Services contributed by shareholders	30,000	30,000	200,000
Changes in Assets and Liabilities:

Prepaid expenses and deposits	(73,000)	(15,000)	(105,722)
Inventory	(46,345)	-	(112,257)
Accounts payable and accrued liabilities	17,985	-	82,382
NET CASH USED IN OPERATING ACTIVITIES	(379,501)	(57,418)	(996,046)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(37,200)	(1,700)	(653,067)
NET CASH PROVIDED BY INVESTING ACTIVITIES	(37,200)	(1,700)	(653,067)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholders	256,365	102,509	1,905,974
Repayment of obligation under capital lease	(75,000)	-	(240,000)
NET CASH PROVIDED BY FINANCING ACTIVITES	181,365	102,509	1,665,974

NET CHANGE IN CASH & CASH EQUIVALENTS	(235,336)	43,391	16,861

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	252,197	12	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,861	$43,403	$16,861

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

In December 2006, the Company signed a two year non-interest bearing convertible note for $1,250,000.  The note is collateralized by a general security agreement over the assets of the Company.  The note matures in December 2008 and the Company may at its option repay, in whole or in part, the note for a pre-payment price of 110%.  Any remaining unpaid balance of the note will be paid on the maturity date.  The holder of the note shall have the right, at its option, at any time, to convert the outstanding principal to common stock at a price equal to 85% of the weighted market value for the twenty days immediately prior to the conversion date.  The Company has also issued to the purchaser of the convertible note 500,000 warrants with strike prices ranging from $2.00 to $5.00. These warrants are exercisable for a period of five years (the “exercise period”) and can be exercised at any time within the exercise period; and payment will be made by a net cash settlement by the holder and the holder will receive unregistered common shares of the Company.

In accounting for the Debentures and the warrants described above the Company considered the guidance contained in EITF 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Common Stock, and SFAS 133 Accounting for Derivative Instruments and Hedging Activities. In accordance with the guidance provided in EITF 00-19, the Company determined that the conversion feature of the convertible debentures represents an embedded derivative since the debenture is convertible into a variable number of shares based upon the conversion formula which could require the Company to issue shares in excess of its authorized amount. The convertible debentures are not considered to be “conventional” convertible debt under EITF 00-19 and thus the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability.

The Company is required to measure the fair value of the warrants and the embedded conversion feature to be calculated using the Black-Scholes valuation model on the date of each reporting period until the debt is extinguished. The Company allocated the proceeds from the sale of the Debentures between the relative fair values at the date of origination of the sale for the warrants, embedded derivative and the debenture. The fair value of the warrants was calculated by using the Black-Scholes valuation model and the relative fair value of the warrants was recorded as a reduction to the Debenture liability and will be amortized over the loan period and charged to interest expense.

The fair value of the embedded conversion feature allocated to the Debentures liability was based on the Black-Scholes valuation model and the relative fair value of the embedded conversion feature was recorded as a reduction to the Debenture liability and will be amortized over the loan period and charged to interest expense.

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

We have no revenue from operations from inception to Novemebr 30, 2006. From commencement in 2005 to the first quarter of fiscal year 2007, our financing came from loans from shareholders in the amount of $1,905,974. Commencing October 1, 2006, the Company and the shareholders have agreed to an annual interest rate of 10% which the Company believes approximates a fair market rate of interest for similar debt financing.

Our general and administrative expenses have increased $58,095 since the first quarter in 2006. This is mainly because the plant was not operational until December 2006, therefore there were minimal operational costs incurred in the first quarter of 2006, whereas in the current quarter we have incurred costs related to testing the water facilities, maintenance and repairs, engineering fees, equipment rentals, etc. We have also hired new employees at the plant and incurred salaries and wages expense of $38,076. We did not have any salaries and wages expenses in the first quarter of 2006. Advertising and promotion increased $35,369 since the first quarter of 2006. This is because we incurred expenses related to creating and airing a television commercial for our product. Other general expense categories have increased as well, which include consulting, vehicle, travel and entertainment, occupancy costs, insurance and telecommunications. These expenses either did not exist or were minimal in the first quarter of 2006 mainly because we had only recently begun operations. Our interest and bank charges have increased $45,524 since the first quarter in 2006 because of the interest recorded on our shareholder loans.

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

Liquidity and Capital Resources and Future Funding Requirements

The Company has received letters of intent from potential customers, which management believes will produce the necessary income to attain positive cash flows in the future. Since inception, the Company’s principal shareholders/officers have provided approximately $1.9 million in short-term working capital advances and these individuals will continue to provide certain funding as and when required on a short-term basis. In addition, the Company has secured a line of credit of up to $1,000,000 with American Business Finance LLC, located in Oklahoma, to be collateralized by accounts receivable. American Business Finance LLP will purchase 80% of the face value of invoices until Royal Spring Water Inc. is paid. Borrowings will bear a base fee of 2% over base index. This will help to improve cash flows needed for working capital until profitable operations are attained.

In December 2006, the Company signed a two year non-interest bearing convertible note for $1,250,000. The note is collateralized by a general security agreement over the assets of the Company. The note matures in December 2008 and the Company may at its option repay, in whole or in part, the note for a pre-payment price of 110%. Any remaining unpaid balance of the note will be paid on the maturity date. The holder of the note shall have the right, at its option, at any time, to convert the outstanding principal to common stock at a price equal to 85% of the weighted market value for the twenty days immediately prior to the conversion date. The Company has also issued, to the purchaser of the convertible note, 500,000 warrants with strike prices ranging from $2.00 to $5.00 expiring in five years.

Although the Company has no other firm commitments from other investors or lenders at this time, the Company believes it has raised sufficient capital to continue production and distribution of its products until profitability is reached. Additionally, the Company believes it will not be required to raise any additional funds in the next twelve months. There can be no assurance that the Company will be able to secure additional financing or that the amount of any additional financing will be sufficient to accomplish its business objectives or to pay ongoing operating expenses.

Our cash used in operating activities increased mainly because of the purchase of new inventory and payments for deposits on new equipment not yet delivered as of the quarter end, as well as payments made for rent deposits on our plant facility. To date we have spent $70,000 towards a new water bottling machine which is included with prepaid expenses and deposits. We have also paid for new machinery in the current quarter in the amount of $37,200. These payments are mainly related to the purchase of new equipment, as discussed above in Acquisition or Disposition of Plant and Equipment.

From commencement in 2005 to the first quarter of fiscal year 2007, the Company has funded its operations from loans from our officers and directors. The shareholders of the Company have made loans in the amount of $1,905,974. These funds have been used to meet working capital requirements, acquire bottling equipment and further develop the plant.

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

Determination of the classification of the lease

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

In February of 2006, our former Chief Operating Officer filed a complaint against the Company, relating to his employment with Company. The complaint was filed in the Los Angeles Superior Court, Santa Monica Division and seeks unspecified damages alleging breach of contract, wrongful discharge, fraud and violation of labor law. The Company filed a cross complaint against this individual for fraud, misrepresentation and breach of fiduciary duty. We recently made an offer of settlement to plaintiff, which provided the plaintiff would retain the $50,000 in salary paid to him, and in return, plaintiff would return 300,720 shares of common stock that were issued to him at the time he entered into the alleged employment contract with the Company. The plaintiff has retained new legal counsel who has reiterated the previous settlement proposal to which the Company is waiting for a response. We do not believe that this litigation will be material to our financial position, operations, or cash flow. There are no proceedings in which any of our directors, officers or affiliates is an adverse party or has a material interest adverse to the interest of the Company

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

Date: March 27, 2007

By:	/s/ Harel Goldstein
Name: Harel Goldstein
Title: Chief Financial Officer

Date: March 27, 2007