Form 10QSB
period 2007-02-28
Royal Spring Water Inc
filed 2007-04-27
CIK 1121598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: February 28, 2007

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $60,168,713, assuming a price per share of $2.35 as of April 20, 2007. For the purpose of this disclosure, shares of common stock held by directors, officers and stockholders whose ownership exceeds five percent of the common stock outstanding were excluded. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the issuer, or that such person is controlled by or under common control of the issuer.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 30,072,000 as of April 20, 2007.

ROYAL SPRING WATER INC.

Form 10-QSB
For the Quarter Ended February 28, 2007

ROYAL SPRING WATER INC.
BALANCE SHEETS

	February 28, 2007	August 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$31,659	$252,197
Accounts receivable	26,936	-
Inventory	289,613	65,912
Prepaid expenses and deposits	181,197	32,722
Total Current Assets	529,405	350,831

Property, plant and equipment, net	3,776,350	3,768,892
Debt issue costs	93,958	-
TOTAL ASSETS	$4,399,713	$4,119,723

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$160,181	$64,398
Advances from shareholders	1,535,727	1,649,609
Accrued warrant liability	389,448	-
Obligation under capital lease - current portion	181,608	171,083
Total Current Liabilities	2,266,964	1,885,090

Convertible debt, net of discount	831,141	-
Obligation under capital lease	3,830,087	3,690,442
Total Long Term Liabilities	4,661,228	3,690,442

TOTAL LIABILITIES	6,928,192	5,575,532

STOCKHOLDERS’ DEFICIT
Preferred stock - $.001 par value; 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock - $.001 par value; 50,000,000 shares authorized, 30,072,000 shares outstanding	30,072	30,072
Additional paid-in capital	339,863	135,633
Accumulated deficit	(2,898,414)	(1,621,514)
TOTAL STOCKHOLDERS’ DEFICIT	(2,528,479)	(1,455,809)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,399,713	$4,119,723

See accompanying notes to these financial statements.

ROYAL SPRING WATER INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2007 AND 2006

	Three Months Ended February 28, 2007 (Unaudited)	Three Months Ended February 28, 2006 (Unaudited)

Sales	$65,392	$-
Cost of goods sold	27,591	-
Gross profit	37,801	-

EXPENSES
General and administrative	165,396	68,433
Professional fees	73,783	42,635
Travel and entertainment	20,376	6,696
Salaries and wages	16,952
Vehicle	18,864	10,163
Advertising and promotion	14,882	-
Telecommunications	10,096	5,086
Insurance	7,858	-
Occupancy costs	5,285	-
Depreciation	62,961	43,412
TOTAL EXPENSES	396,453	176,425

LOSS FROM OPERATIONS	(358,652)	(176,425)

OTHER EXPENSES
Interest and bank charges	51,925	335
Interest on capital lease obligation and convertible debenture	326,421	156,624

NET LOSS	$(736,998)	$(333,384)

Loss per common share, basic and diluted	$(0.03)	$(0.01)

Weighted average shares outstanding, basic and diluted	30,072,000	30,072,000

See accompanying notes to these financial statements.

ROYAL SPRING WATER INC.
STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2007 AND 2006

	Six Months Ended February 28, 2007 (Unaudited)	Six Months Ended February 28, 2006 (Unaudited)

Sales	$65,392	$-
Cost of goods sold	27,591	-
Gross Profit	37,801	-

EXPENSES
General and administrative	259,748	104,690
Professional fees	89,695	65,835
Advertising and promotion	52,958	758
Salaries and wages	62,910	-
Vehicle	34,297	14,600
Travel and entertainment	32,633	11,567
Consulting fees	17,049	-
Telecommunications	16,716	7,425
Insurance	14,818	-
Occupancy costs	14,729	-
Depreciation	143,656	86,509
TOTAL EXPENSES	739,209	291,384

LOSS FROM OPERATIONS	(701,408)	(291,384)

OTHER EXPENSES
Interest and bank charges	98,005	891
Interest on capital lease obligation and convertible debenture	477,489	314,992

NET LOSS	$(1,276,902)	$(607,267)

Loss per common share, basic and diluted	$(0.04)	$(0.02)

Weighted average shares outstanding, basic and diluted	30,072,000	30,072,000

See accompanying notes to these financial statements.

ROYAL SPRING WATER INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2007 AND 2006

	Six Months Ended February 28, 2007 (Unaudited)	Six Months Ended February 28, 2006 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,276,902)	$(607,267)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	161,390	86,509
Interest accrued on obligation under capital lease and convertible debt	477,489	314,992
Services contributed by shareholders	60,000	60,000
Amortization of debt issuance costs	8,542
Changes in Assets and Liabilities:
Accounts receivable	(26,936)	-
Prepaid expenses and deposits	(148,475)	(19,722)
Inventory	(223,701)	-
Accounts payable and accrued liabilities	95,783	-
NET CASH USED IN OPERATING ACTIVITIES	(872,810)	(165,488)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(168,846)	(336,426)
NET CASH USED IN INVESTING ACTIVITIES	(168,846)	(336,426)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	1,085,000	-
Repayment of advances from shareholders	(113,882)	617,148
Repayment of obligation under capital lease	(150,000)	(90,000)
NET CASH PROVIDED BY FINANCING ACTIVITES	821,118	527,148

NET CHANGE IN CASH & CASH EQUIVALENTS	(220,538)	25,234

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	252,197	12

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,659	$25,246

See accompanying notes to these financial statements.

ROYAL SPRING WATER INC.

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS

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

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended February 28, 2007 are not necessarily indicative of the results that may be expected for the year ending August 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended August 31, 2006.

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced losses from operations since inception, and as of February 28, 2007 has a working capital and total capital deficiency, which raise substantial doubt as to its ability to continue as a going concern.

INCOME TAXES

The Company accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recorded for differences between the financial statements and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period. As of February 28, 2007, a deferred tax asset of approximately $1 million (which arises solely as a result of net operating losses), has been entirely offset by a valuation reserve due the uncertainty that this asset will be realized in the future.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company has adopted FSP 00-19-2 and the effect on the financial statement is disclosed in note 5.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

ROYAL SPRING WATER INC.

NOTE 2.	PROPERTY, PLANT & EQUIPMENT

At February 28, 2007 property, plant and equipment consists of the following:
	February 28, 2007	August 31, 2006
	(Unaudited)
Land and water rights under capital lease	$1,287,853	$1,287,853
Equipment under capital lease	506,555	506,555
Locomotive under capital lease	53,661	53,661
Computer	73,282	67,524
Software	3,275	3,275
Water treatment system	559,238	469,218
Building under capital lease	1,502,495	1,502,495
Furniture and equipment	95,939	75,850
Leasehold improvements	52,981	-
	4,135,279	3,966,431
Less: accumulated depreciation	(358,929)	(197,539)
Net property, plant and equipment	$3,776,350	$3,768,892

Depreciation expense was $77,475 and $161,390 for the three and six months ended February 28, 2007, respectively ($43,412 and $86,509 - 2006).

NOTE 3.	RELATED PARTY TRANSACTIONS

The advances from shareholders of the Company to facilitate the payment of debts bear interest at 10% per annum, are unsecured and have no specific terms of repayment. The carrying value of the advances approximates the market value due to the short-term maturity of the financial instruments.

For the three and six months ended February 28, 2007, the Company's directors and shareholders devoted time to the development of the Company. Compensation expense totaling $30,000 and $60,000 has been recorded for the three and six months ended February 28, 2007, respectively. These directors and shareholders have waived reimbursement and have considered these services as a contribution to capital. Accordingly, the contributions have been recorded as additional paid-in capital.

NOTE 4.	OBLIGATION UNDER CAPITAL LEASE

The Company leases land, building and equipment under a capital lease which contains a bargain purchase option which the Company intends to exercise on or before its expiration on August 1, 2009. The asset and liability under the capital lease are recorded at the present value of the minimum lease payments and purchase option price.

Future minimum lease payments under capital lease as of February 28, 2007 are:

2007 (6 months)	$150,000
2008	307,000
2009 (11 months), including bargain purchase option	4,881,929
Total minimum lease payments	5,338,929
Less: amount representing interest at 19%	(1,327,234)
Total obligations under capital lease	4,011,695
Less: current installments of obligations under capital lease	(181,608)
Long-term obligation under capital lease	$3,830,087

ROYAL SPRING WATER INC.

NOTE 5.	CONVERTIBLE DEBT

In December 2006, the Company signed a two year non-interest bearing convertible note for $1,250,000.  The note is collateralized by a general security agreement of the assets of the Company.  The note matures in December 2008 and the Company may at its option repay, in whole or in part, the note for a pre-payment price of 110%.  Any remaining unpaid balance of the note will be paid on the maturity date.  The holder of the note shall have the right, at its option, at any time, to convert the outstanding principal to common stock at a price equal to 85% of the weighted market value for the twenty days immediately prior to the conversion date.  The Company has also issued to the purchaser of the convertible note 500,000 warrants with strike prices ranging from $2.00 to $5.00. These warrants are exercisable for a period of five years (the “exercise period”) and can be exercised at any time within the exercise period; payment will be made by a net cash settlement by the holder and the holder will receive unregistered common shares of the Company.

In accounting for the debentures and the warrants described above the Company considered the guidance contained in EITF 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In, a Company's Own Common Stock, and SFAS 133 Accounting for Derivative Instruments and Hedging Activities. Since the convertible debenture is convertible into an indeterminate number of shares of common stock, it is assumed that the Company could never have enough authorized and unissued shares to settle the conversion of the outstanding warrants into common stock that are held by non-employees. In addition, as the warrants are detachable from the convertible debt, they are freestanding derivative financial instruments. Therefore, in accordance with EITF 00-19, the fair value of the warrants outstanding when the debentures were issued was determined and removed from equity and shown as a liability. The fair value of the warrants at the inception of the debentures of $389,448 was calculated using the Black-Scholes model using the following assumptions: Discount rate of 4.8%, volatility of 70%; dividend rate of 0% and expected term of 5 years.

In connection with the convertible debt, the Company paid $102,500 in fees and commissions. These debt issue costs are being amortized over the term of the debentures in accordance with SAB 5. For the three and six months ended February 28, 2007, the Company amortized $8,542 of the debt issue costs as a charge to financing costs.

The Company is required to measure the fair value of the warrants calculated using the Black-Scholes valuation model on the date of each reporting period until the debt is extinguished. The Company allocated the proceeds from the sale of the Debentures between the relative fair values at the date of origination of the sale for the warrants and the debenture. The fair value of the warrants was calculated by using the Black-Scholes valuation model and the relative fair value of the warrants was recorded as a reduction to the Debenture liability and will be valued periodically with any increase or decrease charged to earnings. Upon full payment of the debenture (through repayment or conversion to equity) the fair value of the warrants on that date will be reclassified to equity.

In accordance with EITF 98-5, the Company evaluated the conversion feature embedded in the debt instrument and concluded that a beneficial conversion feature exists since the effective conversion price of the shares was less than the stock price at the date of issuance. The beneficial conversion feature of $144,230 has been recorded as additional paid in capital and has been charged as interest expense in the statement of operations.

The convertible debenture agreement requires the Company to prepare and file a registration statement on or before the 30th day following the closing date on December 27, 2006. If the Company fails to file the registration statement by the filing date, the Company must pay to the Purchaser an amount equal to 1% of the outstanding principal amount of the Convertible Note, prorated, for each 30 day period until the Registration Statement is filed with the Commission. The Company has not as this date filed a registration statement and accordingly has accrued payments of $13,750 in the statement of operations for the three and six months ended February 28, 2007. The agreement also requires the Company to pay to purchaser, as liquidated damages, an amount equal to 2% of the outstanding principal amount of the Convertible Note, prorated, for each 30 day period the Registration Statement is not declared effective by the Commission, based on certain definitions of the “best efforts” of the Company to do so. The agreement goes on to require the Company to pay liquidated damages if, following the declaration of effectiveness of the Registration Statement, such registration statement ceases to be effective. The Company must pay to the purchaser an amount equal to 1% of the outstanding principal amount of the convertible note, prorated, for each 30 day period the registration default remains uncured. .

NOTE 6.	COMMITMENT AND CONTINGENCY

The Company has made payments toward equipment in the amount of $134,975. The Company has a commitment to pay an additional $94,975 towards this equipment subsequent to the period end.

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

PLAN OF OPERATION

Overview

The following discussion and analysis should be read in conjunction with our Financial Statements and notes appearing elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this report.

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

5.
Our in house laboratory staff maintains a constant control on the quality of the water. Weekly water samples are sent out to a certified lab in order to maintain our certification by the EPA, TCEQ and Texas Department of Health authorities. To further guarantee a superior quality product, the laboratory has to process daily chemical and bacteriological analyses on the entire production chain. We are using polyethylene Terephthalate (known as PET) bottles in various sizes - 12oz, 16.9oz 1L and 1.5L. Our current system can also manufacture flavored water and carbonated water. Our capping machines can handle both a regular flat cap as well as a sports cap. We have a Krup stretch blow molder which we will use to blow our PET bottles. The PET bottles are blown from what is called a preform. This is supplied to us by the Ball Corporation, one of the leading PET manufacturers. We have made a decision to buy all of our raw materials from US based companies instead of China made products. (see details of our current existing production capacity and potential capacity in the paragraph below entitled “Acquisition or Disposition of Plant and Equipment”)

Results of Operations for the Three and Six Months Ended February 28, 2007

During the three months ended February 28, 2007 we began shipping inventory to our customers and incurred sales of $65,392.

The plant is now operational and during the three months ended February 28, 2007 we have begun to incur costs which have been capitalized to our inventory. These costs include purchases of raw materials, direct labor, freight in, water testing, amortization of equipment and building, etc. Advertising and promotion during the three months and six months ended February 28, 2007 increased $14,882 and $ 52,200 since the three months and six months ended February 28, 2006. This is because we incurred expenses related to creating and airing a television commercial for our product. Other general expense categories have increased as well over these periods, which include professional fees, vehicle, travel and entertainment, occupancy costs, insurance and telecommunications. These expenses either did not exist or were minimal in the three months and six months ended February 28, 2006 mainly because we had only recently begun operations. Our interest and bank charges during the three months and six months ended February 28, 2007 have increased $51,590 and $97,114 since the three months and six months ended February 28, 2006 because of the interest recorded on our shareholder loans.

Our operations since inception have not generated any significant revenue. We generated a net loss of $736,998 for the three months ended February 28, 2007 and a net loss of $1,276,902 for the six months ended February 28, 2007.

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

To date, we have spent approximately $860,000 on the purchase of machinery and equipment and have acquired land, water rights, facilities, and other operating equipment under a capital lease.

Liquidity and Capital Resources and Future Funding Requirements

The Company has received letters of intent from potential customers, which management believes will produce the necessary income to attain positive cash flows in the future. Since inception, the Company’s principal shareholders/officers have provided approximately $1.5 million in short-term working capital advances and these individuals will continue to provide certain funding as and when required on a short-term basis. In addition, the Company has secured a line of credit of up to $1,000,000 with American Business Finance LLC, located in Oklahoma, to be collateralized by accounts receivable. American Business Finance LLP will purchase 80% of the face value of invoices until Royal Spring Water Inc. is paid. Borrowings will bear a base fee of 2% over base index. This will help to improve cash flows needed for working capital until profitable operations are attained.

In December 2006, the Company signed a two year non-interest bearing convertible note for $1,250,000, with an original issue discount of and debt issue costs of $102,500 The note is collateralized by a general security agreement over the assets of the Company. The note matures in December 2008 and the Company may at its option repay, in whole or in part, the note for a pre-payment price of 110%. Any remaining unpaid balance of the note will be paid on the maturity date. The holder of the note shall have the right, at its option, at any time, to convert the outstanding principal to common stock at a price equal to 85% of the weighted market value for the twenty days immediately prior to the conversion date. The Company has also issued, to the purchaser of the convertible note, 500,000 warrants with strike prices ranging from $2.00 to $5.00 expiring in five years.

Although the Company has no other firm commitments from other investors or lenders at this time, the Company believes it has raised sufficient capital and has adequate available credit facilities in place to continue production and distribution of its products until profitability is reached. Additionally, the Company believes it will not be required to raise any additional funds in the next twelve months.

Operating Cash Flows:

Our cash used in operating activities increased mainly because of the purchase of new inventory and payments for deposits on new equipment not yet delivered as of the quarter end, as well as payments made for rent deposits on our plant facility. In addition, production costs are now capitalized to the inventory account and expensed to cost of sales as inventory is sold.

Investing Cash Flows:

To date we have spent $134,975 towards new equipment which is included with prepaid expenses and deposits. We have also paid for new machinery in the current quarter in the amount of $194,663. These payments are mainly related to the purchase of new equipment, as discussed above in Acquisition or Disposition of Plant and Equipment.

Financing Cash Flows:

From commencement in 2005 to the second quarter of fiscal year 2007, our financing came from loans from shareholders in the amount of $1,535,727 and a convertible note in the amount of $1,085,000. These funds have been used to meet working capital requirements, acquire bottling equipment and further develop the plant. Commencing October 1, 2006, the Company and the shareholders have agreed to an annual interest rate of 10% on the shareholder loans which the Company believes approximates a fair market rate of interest for similar debt financing.

The majority of the infrastructure necessary for the operation of the plant was already in place upon commencement of the lease. This is the key capital resource that will enable the Company to quickly commence production and obtain revenues to assist in meeting its working capital requirements.

The following assets are currently in use at our plant:

•	Building - 20,000 square feet three story building attached to the warehouse
•	Warehouse - 15,000 square feet adjacent to the three story building
•	Warehouse - additional 36,000 square feet space, added April 2006
•	Equipment - six 25,000 gallon liquid holding tanks (4 tanks are inside the building and 2 outside) related water pumps and pipes connecting wells and tanks, motors and agitators
•	Land and Water Rights - Well #11 and Well #12 located on the real Property
•	Waste water ponds
•	Paved parking
•	Access to existing rail

The Company’s scheduled lease payments from inception of the lease and leading up the purchase date are as follows:

March 1, 2007 - December 31, 2007	$250,000
January 1, 2008 - December 31, 2008*	310,500
January 1, 2009 - July 31, 2009*	187,464

$747,964

*CPI is estimated at 3.5% as per most recent full year information available as posted in The Wall Street Journal.

At the end of this period, the Company intends to purchase the assets at an estimated price of $4,590,964. The actual purchase price will depend upon the prevailing lease rate in effect at the time we exercise our purchase option.

Critical Accounting Policies and Estimates

Our most critical accounting policies, which are those that require significant judgment, include: capitalization and recognition of leases; income taxes and revenue recognition. In-depth descriptions of these can be found in our Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006 (the “2006 Form 10-KSB”). There have been no material changes in our existing accounting policies from the disclosures included in our 2006 Form 10-KSB.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

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

Date: April 20, 2007

By:	/s/ Harel Goldstein
Name: Harel Goldstein
Title: Chief Financial Officer

Date: April 20, 2007