Form 10QSB
period 2007-05-31
Royal Spring Water Inc
filed 2007-07-30
CIK 1121598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: May 31, 2007

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $34,565,005, assuming a price per share of $1.35 as of July 19, 2007. For the purpose of this disclosure, shares of common stock held by directors, officers and stockholders whose ownership exceeds five percent of the common stock outstanding were excluded. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the issuer, or that such person is controlled by or under common control of the issuer.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 30,072,000 as of July 19, 2007.

ROYAL SPRING WATER INC.

Form 10-QSB
For the Quarter Ended May 31, 2007

ROYAL SPRING WATER INC.
BALANCE SHEETS

	May 31, 2007	August 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,810	$252,197
Accounts receivable	23,650	-
Inventory	224,789	65,912
Prepaid expenses and deposits	181,197	32,722
Total Current Assets	440,446	350,831

Property, plant and equipment, net	3,716,145	3,768,892
Debt issue costs	81,146	-
TOTAL ASSETS	$4,237,737	$4,119,723

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$301,393	$64,398
Advances from shareholders	1,893,147	1,649,609
Accrued warrant liability	430,028	-
Obligation under capital lease - current portion	187,111	171,083
Total Current Liabilities	2,811,679	1,885,090

Convertible debt, net of discount	876,566	-
Obligation under capital lease	3,894,786	3,690,442
Total Long Term Liabilities	4,771,352	3,690,442

TOTAL LIABILITIES	7,583,031	5,575,532

STOCKHOLDERS’ DEFICIT
Preferred stock - $.001 par value; 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock - $.001 par value; 50,000,000 shares authorized, 30,072,000 shares outstanding	30,072	30,072
Additional paid-in capital	369,863	135,633
Accumulated deficit	(3,745,229)	(1,621,514)
TOTAL STOCKHOLDERS’ DEFICIT	(3,345,294)	(1,455,809)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,237,737	$4,119,723

 See accompanying notes to these financial statements.

ROYAL SPRING WATER INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MAY 31, 2007 AND 2006

	Three Months Ended May 31, 2007	Three Months Ended May 31, 2006
	(Unaudited)	(Unaudited)

Sales	$24,517	$-
Cost of goods sold	56,624	-
Gross loss	(32,107)	-

EXPENSES
General and administrative	136,274	85,164
Product testing and development	95,482	-
Salaries and wages	62,490	-
Professional fees	57,488	61,014
Travel and entertainment	18,416	5,413
Advertising and promotion	16,335	1,182
Vehicle	14,500	11,565
Commissions	9,500	-
Telecommunications	5,917	6,584
Occupancy costs	4,864	-
Insurance	4,136	7,607
Depreciation	98,429	43,636
TOTAL EXPENSES	523,831	222,165

LOSS FROM OPERATIONS	(555,938)	(222,165)

OTHER EXPENSES
Unrealized loss on warrants	40,580	-
Interest and bank charges	57,793	166
Interest on capital lease obligation and convertible debenture	192,502	154,826

NET LOSS	$(846,813)	$(377,157)

Loss per common share, basic and diluted	$(0.03)	$(0.01)

Weighted average shares outstanding, basic and diluted	30,072,000	30,072,000

See accompanying notes to these financial statements.

ROYAL SPRING WATER INC.
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED MAY 31, 2007 AND 2006

	Nine Months Ended May 31, 2007	Nine Months Ended May 31, 2006
	(Unaudited)	(Unaudited)

Sales	$89,909	$-
Cost of goods sold	84,215	-
Gross Loss	5,694	-

EXPENSES
General and administrative	396,022	189,855
Professional fees	147,183	126,849
Salaries and wages	125,400	-
Product testing and development	95,482
Advertising and promotion	69,293	1,940
Travel and entertainment	51,049	16,980
Vehicle	48,797	26,164
Telecommunications	22,633	14,009
Occupancy costs	19,593	-
Insurance	18,954	7,607
Consulting fees	17,049	-
Commissions	9,500	-
Depreciation	242,085	130,145
TOTAL EXPENSES	1,263,040	513,549

LOSS FROM OPERATIONS	(1,257,346)	(513,549)

OTHER EXPENSES
Unrealized loss on warrants	40,580	-
Interest and bank charges	155,798	1,057
Interest on capital lease obligation and convertible debenture	669,991	469,818

NET LOSS	$(2,123,715)	$(984,424)

Loss per common share, basic and diluted	$(0.07)	$(0.03)

Weighted average shares outstanding, basic and diluted	30,072,000	30,072,000

See accompanying notes to these financial statements.

ROYAL SPRING WATER INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MAY 31, 2007 AND 2006

	Nine Months Ended May 31, 2007	Nine Months Ended May 31, 2006
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,123,715)	$(984,424)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	242,085	130,145
Interest accrued on obligation under capital lease and convertible debt	669,991	469,818
Services contributed by shareholders	90,000	90,000
Amortization of debt issuance costs	21,354	-
Unrealized loss on warrants	40,580	-
Changes in Assets and Liabilities:
Accounts receivable	(23,650)	-
Prepaid expenses and deposits	(13,500)	(22,722)
Inventory	(158,877)	-
Accounts payable and accrued liabilities	236,994	36,649
NET CASH USED IN OPERATING ACTIVITIES	(1,018,738)	(280,534)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(324,312)	(352,887)
NET CASH USED IN INVESTING ACTIVITIES	(324,312)	(352,887)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	1,085,000	-
Advances from shareholders	243,538	804,593
Repayment of obligation under capital lease	(226,875)	(90,000)
NET CASH PROVIDED BY FINANCING ACTIVITES	1,101,663	714,593

NET CHANGE IN CASH & CASH EQUIVALENTS	(241,387)	81,172

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	252,197	12

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,810	$81,184

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

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended May 31, 2007 are not necessarily indicative of the results that may be expected for the year ending August 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended August 31, 2006.

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced losses from operations since inception, and as of May 31, 2007 has a working capital and total capital deficiency, which raise substantial doubt as to its ability to continue as a going concern.

INCOME TAXES

The Company accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recorded for differences between the financial statements and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period. As of May 31, 2007, a deferred tax asset of approximately $1.4 million (which arises solely as a result of net operating losses), has been entirely offset by a valuation reserve due the uncertainty that this asset will be realized in the future.

ROYAL SPRING WATER INC.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 may have on its financial position or results of operations.

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

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.  Adoption of FSP 00-19-02 is required for fiscal years beginning after December 15, 2006.  The Company has adopted FSP 00-19-2 and the effect on the financial statements is disclosed in note 5.

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

ROYAL SPRING WATER INC.

NOTE 2.   PROPERTY, PLANT & EQUIPMENT

At May 31, 2007 property, plant and equipment consists of the following:

	May 31, 2007	August 31, 2006
	(Unaudited)
Land and water rights under capital lease	$1,287,853	$1,287,853
Equipment under capital lease	506,555	506,555
Locomotive under capital lease	53,661	53,661
Computer	73,531	67,524
Software	3,275	3,275
Water treatment system	563,731	469,218
Building under capital lease	1,502,495	1,502,495
Furniture and equipment	96,318	75,850
Leasehold improvements	68,350	-
	4,155,769	3,966,431
Less: accumulated depreciation	(439,624)	(197,539)
Net property, plant and equipment	$3,716,145	$3,768,892

Depreciation expense was $98,429 and $242,085 for the three and nine months ended May 31, 2007, respectively ($43,636 and $130,145 - 2006).

NOTE 3.   RELATED PARTY TRANSACTIONS

The advances from shareholders of the Company to facilitate the payment of debts bear interest at 10% per annum, are unsecured and have no specific terms of repayment. The carrying value of the advances approximates the market value due to the short-term maturity of the financial instruments.

For the three and nine months ended May 31, 2007, the Company's directors and shareholders devoted time to the development of the Company. Compensation expense totaling $30,000 and $90,000 has been recorded for the three and nine months ended May 31, 2007, respectively. These directors and shareholders have waived reimbursement and have considered these services as a contribution to capital. Accordingly, the contributions have been recorded as additional paid-in capital.

NOTE 4.   OBLIGATION UNDER CAPITAL LEASE

The Company leases land, building and equipment under a capital lease which contains a bargain purchase option which the Company intends to exercise on or before its expiration on August 1, 2009. The asset and liability under the capital lease are recorded at the present value of the minimum lease payments and purchase option price.

Future minimum lease payments under capital lease as of May 31, 2007 are:

2007 (3 months)	$76,875
2008	310,575
2009 (11 months), including bargain purchase option	4,874,603
Total minimum lease payments	5,262,053
Less: amount representing interest at 19%	(1,180,156)
Total obligations under capital lease	4,081,897
Less: current installments of obligations under capital lease	(187,111)
Long-term obligation under capital lease	$3,894,786

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

In connection with the convertible debt, the Company paid $102,500 in fees and commissions. These debt issue costs are being amortized over the term of the debentures in accordance with SAB 5. For the three and nine months ended May 31, 2007, the Company amortized $12,821 and $21,354 of the debt issue costs as a charge to financing costs.

The Company is required to measure the fair value of the warrants calculated using the Black-Scholes valuation model on the date of each reporting period until the debt is extinguished.  The Company allocated the proceeds from the sale of the Debentures between the relative fair values at the date of origination of the sale for the warrants and the debenture. The fair value of the warrants was calculated by using the Black-Scholes valuation model and the relative fair value of the warrants was recorded as a reduction to the Debenture liability and will be valued periodically with any increase or decrease charged to earnings. Upon full payment of the debenture (through repayment or conversion to equity) the fair value of the warrants on that date will be reclassified to equity.   As of May 31, 2007, the estimated value of the warrants is $430,028.

In accordance with EITF 98-5, the Company evaluated the conversion feature embedded in the debt instrument and concluded that a beneficial conversion feature exists since the effective conversion price of the shares was less than the stock price at the date of issuance.  The beneficial conversion feature of $144,230 has been recorded as additional paid in capital and has been charged as interest expense in the statement of operations for the nine month period ended May 31, 2007.

The convertible debenture agreement requires the Company to prepare and file a registration statement on or before the 30th day following the closing date on December 27, 2006.  If the Company fails to file the registration statement by the filing date, the Company must pay to the Purchaser an amount equal to 1% of the outstanding principal amount of the Convertible Note, prorated, for each 30 day period until the Registration Statement is filed with the Commission.  The Company has not as this date filed a registration statement and accordingly has accrued payments of $13,750 in the statement of operations for the nine months ended May 31, 2007.  The agreement also requires the Company to pay to purchaser, as liquidated damages, an amount equal to 2% of the outstanding principal amount of the Convertible Note, prorated, for each 30 day period the Registration Statement is not declared effective by the Commission, based on certain definitions of the “best efforts” of the Company to do so.  The agreement goes on to require the Company to pay liquidated damages if, following the declaration of effectiveness of the Registration Statement, such registration statement ceases to be effective.  The Company must pay to the purchaser an amount equal to 1% of the outstanding principal amount of the convertible note, prorated, for each 30 day period the registration default remains uncured.

ROYAL SPRING WATER INC.

NOTE 6.   COMMITMENT AND CONTINGENCY

The Company has made payments toward equipment in the amount of $134,975, which is recorded in prepaid expenses and deposits.  The Company has a commitment to pay an additional $94,975 towards this equipment subsequent to the period end.

In February of 2006, our former Chief Operating Officer (“COO”) filed a complaint against the Company, for, among other things, breach of employment agreement. The complaint was filed in the Los Angeles Superior Court, Santa Monica Division and seeks unspecified damages. The Company filed a cross complaint against this individual for fraud, misrepresentation and breach of fiduciary duty. The Company recently reached a settlement agreement which involved a cash payment of $1,700 to the former COO.  The COO shall return 250,000 shares that was part of the contract between the Company and the COO and will retain 35,000 shares.  The contract is now terminated.  The COO and the Company have released each other of any past, present or future claims. There are no proceedings in which any of our directors, officers or affiliates is an adverse party or has a material interest adverse to the interest of the Company.

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

On August 1, 2005 the Company entered into a lease for operating a production facility at 3500 Holly Sugar Rd. in Hereford, Texas with the intention of producing and selling artesian water.  This property includes 1,000 square feet of office space, a 70,000 square foot warehouse and production facility, six 25,000 gallon liquid holding tanks and related equipment and the water rights from two artesian wells.  The lease calls for an initial rent of $15,000 per month for six months commencing November 1, 2005 to April 2006 payable in advance for six months on November 1, 2005.  Thereafter for the next 24 years, the annual rent is $25,000 per month, adjusted annually based on the consumer price index.  In the first four years, the Company has an option to purchase the facility at an amount calculated as set forth in the terms of the lease which was  estimated at the inception of the lease to be $4,590,964.

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

Our primary business strategy is focused in two main areas.  The first is to offer existing bottled water distribution companies, major retail stores and service oriented businesses the ability to change their current bottled water to a private label in their business name.  Additionally, for companies already selling under a private label, we intend to sell our water for a more competitive price and to help increase their bottle water capacity by providing them with an additional source for their water supply.  Our research has shown that some manufacturing and distribution companies are at their production capacity and cannot meet their customers’ demands and that it may be more cost effective for them to have us provide them with water rather than to develop or expand existing water bottling facilities.  In these circumstances, we intend to have the customers provide us with their labels or logo, and we will fill the bottles, apply the label and ship the products to the customer.   The second part of our marketing and sales strategy is to develop the “Royal Spring Water” brand of bottled water and commence sales of that product in the US and around the world.  We will be targeting our product (single serve plastic bottles of 500ml) directly to the smaller end user - convenience stores, fast food establishments, gas stations, major clubs and popular restaurants, among others.

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

Our production and bottling facility is a highly automated plant with an operationally flexible system with high production capacity.  The processing and bottling of the water to be captured at the artesian well water facility is divided into various main steps:

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

3.
The water is then moved to the bottling room with sealed pipes to avoid all possible contamination during the bottle filling process.  These operations consist of rinsing of the bottle prior to filling, filling of the bottle with  the water, capping it,  labeling it, assigning it with a batch number,  year and  time of bottling and expiration date.

4.
The bottles are then moved to the packing and shipping area where a bundling machine groups the various bottles into packs 24 bottles and wrapping them in shrink film.  The packs are then transferred to the pallet forming area where they are palletized for shipment.

5.
Our in house staff maintains a constant control on the quality of the water.  Weekly water samples are sent out to a certified lab in order to maintain our certification by the EPA, TCEQ and Texas Department of Health authorities.  To further guarantee  a superior  quality  product,  the laboratory  has  to  process  daily chemical  and bacteriological analyses on the entire production chain. We are using polyethylene Terephthalate (known as PET) bottles in 16.9oz size.  Our capping machines can handle a regular flat cap    We have a paid a deposit for a stretch blow molder which we will use to blow our PET bottles.  The PET bottles are blown from what is called a preform.  This is supplied to us by the Ball Corporation, one of the leading PET manufacturers.   We have made a decision to buy all of our raw materials from US based companies instead of China made products.  (see details of our current existing production capacity and potential capacity in the paragraph below entitled “Acquisition or Disposition of Plant and Equipment”).

Results of Operations for the Three and Nine Months Ended May 31, 2007

The plant is now operational and during the three and nine months ended May 31, 2007 we began shipping inventory to our customers and incurred sales of $24,517 and $89,909.  Cost of sales represents the allocation of raw materials, direct labor, freight in and water testing related to our sales of our finished goods inventory.  For the three months and nine months ended May 31, 2007, we incurred a gross (loss) profit of ($32,107) and 5,694.  We experienced a gross loss this quarter because we sold a portion of our finished goods at amounts below cost in order to promote our product.  In addition, we began to capitalize less direct labor to our inventory than in the previous quarter, based on new information on our production process.  We expect in the next quarter that our cost per product will decrease because we will be increasing our sale prices, resulting in gross profits.

Advertising and promotion during the three and nine months ended May 31, 2007 increased $15,153 and $67,353 compared to the three and nine months ended May 31, 2006.  This was because we incurred expenses related to creating and airing a television commercial for our product, and we shipped out free cases of water to potential customers to promote our product.  Other general expense categories have increased as well over these periods, which include salaries and wages, vehicle, travel and entertainment, occupancy costs, insurance and telecommunications.  These expenses either did not exist or were minimal in the three months and nine months ended May 31, 2006 mainly because we had only recently begun operations.  We also had damages and spoilages during initial production runs which we calculated as approximately $95,482.  This was expensed as product testing and development. Our interest and bank charges during the three months and nine months ended May 31, 2007 have increased $57,627 and $155,241 compared to the three months and nine months ended May 31, 2006 because of the interest recorded on our shareholder loans.

Our operations since inception have not generated any significant revenue.  We generated a net loss of $846,813 for the three months ended May 31, 2007 and a net loss of $2,123,715 for the nine months ended May 31, 2007.

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

Product Research and Development

In order to obtain high quality products and assure customer satisfaction, we will be using state of the art machinery. Since our inception, we have spent much of our time, money and efforts into researching the water industry in the U.S. and overseas. As a result, we have acquired broad and in-depth knowledge about procedures, licenses, machinery, and land.  During this time, we have also built strong relationships with key individuals within the government and private sectors related to the water industry.  We do not anticipate performing further research and development for any products during the next twelve months.

Acquisition or Disposition of Plant and Equipment

We have purchased and assembled state of the art water treatment and bottling system that is currently in place and has the capacity to bottle up to 144 million bottles per year, based on a bottle size of 16.9 ounces. The plant facility has the water capacity to grow and supply in excess of one billion bottles per year.  Our bottling line can currently handle bottle sizes of 16.9oz.  This state of the art machinery runs with minimal human intervention.  As part of our bottling system we also purchased a bottle stretch blow molder which will enables us to blow our own bottles from preforms.

To date, we have spent approximately $1,184,000 on the purchase of machinery and equipment and have acquired land, water rights, facilities, and other operating equipment under a capital lease.

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

In December 2006, the Company signed a two year non-interest bearing convertible note for $1,250,000, with an original issue discount of and debt issue costs of $102,500.  The note is collateralized by a general security agreement over the assets of the Company.  The note matures in December 2008 and the Company may at its option repay, in whole or in part, the note for a pre-payment price of 110%.  Any remaining unpaid balance of the note will be paid on the maturity date.  The holder of the note shall have the right, at its option, at any time, to convert the outstanding principal to common stock at a price equal to 85% of the weighted market value for the twenty days immediately prior to the conversion date.  The Company has also issued, to the purchaser of the convertible note, 500,000 warrants with strike prices ranging from $2.00 to $5.00 expiring in five years.

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

Operating Cash Flows:

Our cash used in operating activities increased mainly because of our operating loss and the purchase of new inventory.

Investing Cash Flows:

In fiscal 2007 we have spent $134,975 in deposits towards new equipment which is included with prepaid expenses and deposits.  We have also paid for new machinery in the current quarter in the amount of $189,337. These payments are mainly related to the purchase of new equipment, as discussed above in Acquisition or Disposition of Plant and Equipment.

Financing Cash Flows:

From commencement in 2005 to the third quarter of fiscal year 2007, our financing came from loans from shareholders in the amount of $1,893,147 and a convertible note in the amount of $1,085,000.  These funds have been used to meet working capital requirements, acquire bottling equipment and further develop the plant.  Commencing October 1, 2006, the Company and the shareholders have agreed to an annual interest rate of 10% on the shareholder loans which the Company believes approximates a fair market rate of interest for similar debt financing.

The following assets are currently in use at our plant:

•	Building – 20,000 square feet three story building attached to the warehouse
•	Warehouse – 15,000 square feet adjacent to the three story building
•	Warehouse - additional 36,000 square feet space, added April 2006
•	Equipment - six 25,000 gallon liquid holding tanks (4 tanks are inside the building and 2 outside) related water pumps and pipes connecting wells and tanks, motors and agitators
•	Land and Water Rights - Well #11 and Well #12 located on the real Property
•	Waste water ponds
•	Paved parking
•	Access to existing rail

The Company’s scheduled lease payments from inception of the lease and leading up the purchase date are as follows:

June 1, 2007 – December 31, 2007	$179,375
January 1, 2008 – December 31, 2008*	312,625
January 1, 2009 – July 31, 2009*	185,579

$677,579

*CPI is estimated at 3.5% as per most recent full year information available as posted in The Wall Street Journal.

At the end of this period, the Company intends to purchase the assets at an estimated price of $4,584,474. The actual purchase price will depend upon the prevailing lease rate in effect at the time we exercise our purchase option.

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

Income taxes

Deferred tax assets and liabilities are recorded for differences between the financial statements and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period. As of May 31, 2007, a deferred tax asset of approximately $1.4 million (which arises solely as a result of net operating losses), has been entirely offset by a valuation reserve due the uncertainty that this asset will be realized in the future.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In February of 2006, our former Chief Operating Officer (“COO”) filed a complaint against the Company, relating to his employment with the Company. The complaint was filed in the Los Angeles Superior Court, Santa Monica Division and seeks unspecified damages alleging breach of contract, wrongful discharge, fraud and violation of labor law. The Company filed a cross complaint against this individual for fraud, misrepresentation and breach of fiduciary duty.  The Company recently reached a settlement agreement which involved a cash payment of $1,700for legal expenses.  The COO shall return 250,000 shares that was part of the contract between the Company and the COO and will retain 35,000 shares.  The contract is now terminated.  The COO and the Company have released each other of any past, present or future claims.  There are no proceedings in which any of our directors, officers or affiliates is an adverse party or has a material interest adverse to the interest of the Company.

ITEM 2 -UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This item is not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

This item is not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

This item is not applicable.

ITEM 5 -OTHER INFORMATION

This item is not applicable.

ITEM 6 -EXHIBITS

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

Date: July 19, 2007

By:	/s/ Harel Goldstein
Name: Harel Goldstein
Title: Chief Financial Officer

Date: July 19, 2007