Form 10QSB/A
period 2007-02-28
Royal Spring Water Inc
filed 2007-08-21
CIK 1121598

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

_______________________
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

_______________________
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

_______________________
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

_______________________
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

REVENUE RECOGNITION

The Company recognizes revenue from product sales when title transfers, the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable, which is generally at the time of shipment.  In the event a situation occurs to create a post-shipment obligation, we would defer revenue recognition until the specific obligation was satisfied.  We defer recognition of sales to distributors when we are unable to make a reasonable estimate of product returns due to insufficient historical product return information.  The revenue recorded is dependent upon estimates of expected customer returns and sales discounts.

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

Our primary business strategy is focused in two main areas.  The first is to offer existing bottled water distribution companies, major retail stores and service oriented businesses the ability to change their current bottled water to a private label in their business name.  Additionally, for companies already selling under a private label, we intend to sell our water for a more competitive price and to help increase their bottle water capacity by providing them with an additional source for their water supply.  Our research has shown that some manufacturing and distribution companies are at their production capacity and cannot meet their customers’ demands and that it may be more cost effective for them to have us provide them with water rather than to develop or expand existing water bottling facilities.  In these circumstances, we intend to have the customers provide us with their labels or logo, and we will fill the bottles, apply the label and ship the products to the customer.   The second part of our marketing and sales strategy is to develop the “Royal Spring Water” brand of bottled water and commence sales of that product in the US and around the world.  We will be targeting our product (single serve plastic bottles) directly to the smaller end user - convenience stores, fast food establishments, gas stations, major clubs and popular restaurants, among others.

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

3.
The water is then moved to the bottling room via sealed pipes to avoid all possible contamination during the bottle filling process.  These operations consist of rinsing of the bottle prior to filling, filling of the bottle with  the purified water, capping it,  labeling it, assigning it with a batch number,  year and  time of bottling and expiration date.

4.
The bottles are then moved to the packing and shipping area where a  machine  packs the bottles, wrapping them in   film.  The packs are then transferred to the pallet- forming area where they are palletized for shipment.

5.
Our in house  staff maintains a constant control on the quality of the water.  Weekly water samples are sent out to a certified lab in order to maintain our certification by the EPA, TCEQ and Texas Department of Health authorities.  To further guarantee  a superior  quality  product,  the laboratory  has  to  process  daily chemical  and bacteriological analyses on the entire production chain. We are using polyethylene Terephthalate (known as PET) bottles in 16.9oz size.    Our capping machines can handle  a regular flat cap  We  will use a blow molder to blow our PET bottles.  The PET bottles are blown from what is called a preform.  This is supplied to us by the Ball Corporation, one of the leading PET manufacturers.   We have made a decision to buy all of our raw materials from US based companies instead of China made products.  (see details of our current existing production capacity and potential capacity in the paragraph below entitled “Acquisition or Disposition of Plant and Equipment”)

Results of Operations for the Three and Six Months Ended February 28, 2007

The plant is now operational and during the three and six months ended February 28, 2007 we began shipping bottled water to our customers and realized sales of $65,392 and $65,392 for the three and six months ended February 28, 2007 respectively.  These sales were made to distributors and national chain stores.  The sales were of both our RSW bottled water and private labeled bottled water.  The revenues from the contracts we have negotiated are on a net 30 basis after the products are received by the customer. We now have an account receivable line of credit for $1,000,000 with American Business Finance LLC out of Oklahoma which will help to speed up cash flow into our account against the payments that are pending on outstanding vendor invoices.

Cost of sales represents the allocation of raw materials, direct labor, freight in and water testing related to our sales of our finished goods inventory.  For the three months and six months ended February 28, 2007, we incurred a gross profit of $37,801.  Advertising and promotion during the three months and six months ended February 28, 2007 increased $14,882 and $52,200 since the three months and six months ended February 28, 2006.  This is because we incurred expenses related to creating and airing a television commercial for our product.  Other general expense categories have increased as well over these periods, which include professional fees, vehicle, travel and entertainment, occupancy costs, insurance and telecommunications.  These expenses either did not exist or were minimal in the three months and six months ended February 28, 2006 mainly because we had only recently begun operations.  Our interest and bank charges during the three months and six months ended February 28, 2007 have increased $51,590 and $97,114 since the three months and six months ended February 28, 2006 because of the interest recorded on our shareholder loans.

Our operations since inception have not generated any significant revenue.  We We generated a net loss of $736,998 for the three months ended February 28, 2007 and a net loss of $1,276,902 for the six months ended February 28, 2007. We have relied on and will continue to rely on significant external financing to fund our operations.

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

Acquisition or Disposition of Plant and Equipment

We have purchased and assembled an automated, state of the art water treatment and bottling system that is currently in place and has the capacity to bottle up to approximately 113 million bottles per year, based on a bottle size of 16.9 ounces. The plant facility has the water capacity to grow and supply in excess of one billion bottles per year.  Our bottling line can currently handle a bottle size of 16.9oz.  This state of the art machinery is automated and runs with minimal human intervention.  As part of our bottling system we also purchased a bottle stretch blow molder which will enable us to blow our own bottles from preforms

To date, we have spent approximately $860,000 on the purchase of machinery and equipment and have acquired land, water rights, facilities, and other operating equipment under a capital lease.

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

The following assets are currently in use at our plant:

•	Building – 20,000 square feet three story building attached to the warehouse
•	Warehouse – 15,000 square feet adjacent to the three story building
•	Warehouse - additional 36,000 square feet space, added April 2006
•	Equipment - six 25,000 gallon liquid holding tanks (4 tanks are inside the building and 2 outside) related water pumps and pipes connecting wells and tanks, motors and agitators
•	Land and Water Rights - Well #11 and Well #12 located on the real Property
•	Waste water ponds
•	Paved parking
•	Access to existing rail

The Company’s scheduled lease payments from inception of the lease and leading up the purchase date are as follows:

March 1, 2007 – December 31, 2007	$250,000
January 1, 2008 – December 31, 2008*	310,500
January 1, 2009 – July 31, 2009*	187,464

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

ITEM 2 -	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This item is not applicable.

ITEM 3 -	DEFAULTS UPON SENIOR SECURITIES

This item is not applicable.

ITEM 4 -	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

This item is not applicable.

ITEM 5 -	OTHER INFORMATION

This item is not applicable.

ITEM 6 -	EXHIBITS

The following exhibits are being filed as part of this quarterly report:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL SPRING WATER INC.

By:	/s/ Alex Hazan
Name: Alex Hazan
Title: Chief Executive Officer

Date: August 16, 2007

By:	/s/ Harel Goldstein
Name: Harel Goldstein
Title: Chief Financial Officer

Date: August 16, 2007