Form 10QSB/A
period 2007-05-31
Royal Spring Water Inc
filed 2007-08-21
CIK 1121598

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

ROYAL SPRING WATER INC.

Form 10-QSB
For the Quarter Ended May 31, 2007

__________________

____________________

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

ROYAL SPRING WATER INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MAY 31, 2007 AND 2006

	Three Months Ended May 31, 2007 (Unaudited)	Three Months Ended May 31, 2006 (Unaudited)

Sales	$24,517	$-
Cost of goods sold	56,624	-
Gross loss	(32,107	-

EXPENSES
General and administrative	136,274	85,164
Product testing and development	95,482	-
Salaries and wages	62,490	-
Professional fees	57,488	61,014
Travel and entertainment	18,416	5,413
Advertising and promotion	16,335	1,182
Vehicle	14,500	11,565
Commissions	9,500	-
Telecommunications	5,917	6,584
Occupancy costs	4,864	-
Insurance	4,136	7,607
Depreciation	98,429	43,636
TOTAL EXPENSES	523,831	222,165

LOSS FROM OPERATIONS	(555,938	(222,165

OTHER EXPENSES
Unrealized loss on warrants	40,580	-
Interest and bank charges	57,793	166
Interest on capital lease obligation and convertible debenture	192,502	154,826

NET LOSS	$(846,813	$(377,157

Loss per common share, basic and diluted	$(0.03	$(0.01

Weighted average shares outstanding, basic and diluted	30,072,000	30,072,000

See accompanying notes to these financial statements.

ROYAL SPRING WATER INC.
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED MAY 31, 2007 AND 2006

	Nine Months Ended May 31, 2007 (Unaudited)	Nine Months Ended May 31, 2006 (Unaudited)

Sales	$89,909	$-
Cost of goods sold	84,215	-
Gross Loss	5,694	-

EXPENSES
General and administrative	396,022	189,855
Professional fees	147,183	126,849
Salaries and wages	125,400	-
Product testing and development	95,482
Advertising and promotion	69,293	1,940
Travel and entertainment	51,049	16,980
Vehicle	48,797	26,164
Telecommunications	22,633	14,009
Occupancy costs	19,593	-
Insurance	18,954	7,607
Consulting fees	17,049	-
Commissions	9,500	-
Depreciation	242,085	130,145
TOTAL EXPENSES	1,263,040	513,549

LOSS FROM OPERATIONS	(1,257,346)	(513,549)

OTHER EXPENSES
Unrealized loss on warrants	40,580	-
Interest and bank charges	155,798	1,057
Interest on capital lease obligation and convertible debenture	669,991	469,818

NET LOSS	$(2,123,715)	$(984,424)

Loss per common share, basic and diluted	$(0.07)	$(0.03)

Weighted average shares outstanding, basic and diluted	30,072,000	30,072,000

See accompanying notes to these financial statements.

ROYAL SPRING WATER INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MAY 31, 2007 AND 2006

	Nine Months Ended May 31, 2007 (Unaudited)	Nine Months Ended May 31, 2006 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,123,715)	$(984,424)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	242,085	130,145
Interest accrued on obligation under capital lease and convertible debt	669,991	469,818
Services contributed by shareholders	90,000	90,000
Amortization of debt issuance costs	21,354	-
Unrealized loss on warrants	40,580	-
Changes in Assets and Liabilities:
Accounts receivable	(23,650)	-
Prepaid expenses and deposits	(13,500)	(22,722)
Inventory	(158,877)	-
Accounts payable and accrued liabilities	236,994	36,649
NET CASH USED IN OPERATING ACTIVITIES	(1,018,738)	(280,534)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(324,312)	(352,887)
NET CASH USED IN INVESTING ACTIVITIES	(324,312)	(352,887)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	1,085,000	-
Advances from shareholders	243,538	804,593
Repayment of obligation under capital lease	(226,875)	(90,000)
NET CASH PROVIDED BY FINANCING ACTIVITES	1,101,663	714,593

NET CHANGE IN CASH & CASH EQUIVALENTS	(241,387)	81,172

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	252,197	12

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,810	$81,184

See accompanying notes to these financial statements.

ROYAL SPRING WATER INC.

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS

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

ROYAL SPRING WATER INC.

NOTE 2.	PROPERTY, PLANT & EQUIPMENT

At May 31, 2007 property, plant and equipment consists of the following:
	May 31, 2007	August 31, 2006
	(Unaudited)
Land and water rights under capital lease	$1,287,853	$1,287,853
Equipment under capital lease	506,555	506,555
Locomotive under capital lease	53,661	53,661
Computer	73,531	67,524
Software	3,275	3,275
Water treatment system	563,731	469,218
Building under capital lease	1,502,495	1,502,495
Furniture and equipment	96,318	75,850
Leasehold improvements	68,350	-
	4,155,769	3,966,431
Less: accumulated depreciation	(439,624	(197,539
Net property, plant and equipment	$3,716,145	$3,768,892

Depreciation expense was $98,429 and $242,085 for the three and nine months ended May 31, 2007, respectively ($43,636 and $130,145 - 2006).

NOTE 3.	RELATED PARTY TRANSACTIONS

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

Future minimum lease payments under capital lease as of May 31, 2007 are:

2007 (3 months)	$76,875
2008	310,575
2009 (11 months), including bargain purchase option	4,874,603
Total minimum lease payments	5,262,053
Less: amount representing interest at 19%	(1,180,156
Total obligations under capital lease	4,081,897
Less: current installments of obligations under capital lease	(187,111
Long-term obligation under capital lease	$3,894,786

ROYAL SPRING WATER INC.

NOTE 5.	CONVERTIBLE DEBT

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

The plant is now operational and during the three and nine months ended May 31, 2007 we began shipping bottled water to our customers and realized sales of $24,517 and $89,909 for the three and nine months ended May 31, 2007 respectively.  These sales were made to distributors and national chain stores.  The sales were of both our RSW bottled water and private labeled bottled water.  The revenues from the contracts we have negotiated are on a net 30 basis after the products are received by the customer. We now have an account receivable line of credit for $1,000,000 with American Business Finance LLC out of Oklahoma which will help to speed up cash flow into our account against the payments that are pending on outstanding vendor invoices.

Cost of sales represents the allocation of raw materials, direct labor, freight in and water testing related to our sales of our finished goods inventory.  For the three months and nine months ended May 31, 2007, we incurred a gross (loss) profit of ($32,107) and 5,694 respectively.  We experienced a gross loss this quarter because we sold a portion of our finished goods at amounts below cost in order to promote our product.  In addition, we began to capitalize less direct labor to our inventory than in the previous quarter, based on more accurate estimates from new information on our production process.  We expect in the next quarter that our cost per product will decrease and we will be increasing our sale prices, resulting in gross profits.

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

Acquisition or Disposition of Plant and Equipment

We have purchased and assembled an automated, state of the art water treatment and bottling system that is currently in place and has the capacity to bottle up to approximately 113 million bottles per year, based on a bottle size of 16.9 ounces. The plant facility has the water capacity to grow and supply in excess of one billion bottles per year.  Our bottling line can currently handle a bottle size of 16.9oz.  This state of the art machinery is automated and runs with minimal human intervention.  As part of our bottling system we also purchased a bottle stretch blow molder which will enable us to blow our own bottles from preforms.

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

ROYAL SPRING WATER INC.

Date: August 16, 2007	By:	/s/ Alex Hazan
Name: Alex Hazan Title: Chief Executive Officer

Date: August 16, 2007	By:	/s/ Harel Goldstein
Name: Harel Goldstein Title: Chief Financial Officer