Form 10KSB
period 2007-08-31
Royal Spring Water Inc
filed 2008-02-07
CIK 1121598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: $138,461

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $2,454,036, assuming a price per share of $0.09 as of December 20, 2007. For the purpose of this disclosure, shares of common stock held by directors, officers and stockholders whose ownership exceeds five percent of the common stock outstanding were excluded. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the issuer, or that such person is controlled by or under common control of the issuer.

The number of outstanding shares of the Registrant’s common stock as of December 20 was 30,072,000.

ROYAL SPRING WATER INC.
Form 10-KSB
For the Fiscal Year Ended August 31, 2007

PART I

Item 1.	Description of Business.

Overview

Easy.com, Inc. ("Easy") was incorporated under the laws of the State of Nevada on May 9, 2000. On June 30, 2005, Easy acquired 100% of the common stock of Royal Spring Water Inc., a Nevada corporation (“Us, We, Our, or the Company”).

Royal Spring Water Inc. was incorporated on April 20, 2005. In April 2006, the Company filed Articles of Merger in Nevada and legally combined the entities of Easy.com and Royal Spring Water Inc. They concurrently changed the name of the surviving entity to Royal Spring Water Inc. The Company was established to extract, process, and bottle mineral rich well water. The Company’s plant is in Hereford, Texas, which is also known as the “city without a tooth ache” due to its fluoride rich water.

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

The Company has purchased the exclusive rights for the United States and Canada for the production of Structured Water Beverages using a patent pending, proprietary process designed to non-invasively treat large amounts of bottled water or beverages that have been palletized.

Structured Water is benefitting from an ever increasing demand from people who are health conscious. The structured product produced by the Company differs from other structured water beverages in some very important ways. First, most water bottlers do not offer a structured product. For those that do, most begin with municipal water that has been purified. We begin with water from our high quality wells on the Ogallala Aquifer. As a result, we build from a superior foundation.

After bottling, the structuring process is applied to the sealed bottles that are in cases on palettes and ready for shipment. This allows us to guarantee maximum freshness as well as avoiding delays to the bottling process with preprocessing.

The addition of electrolytes and/or flavors in some products increases the distinctness of our product line along with the market potential.

To summarize, we offer what no other company in the market currently offers: high quality water beverages that are structured, with or without electrolytes and flavorings.

We also produce private-label bottled water of any of our products for our customers.

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

Risks Related to Our Business

Our Financial Statements have been Prepared Assuming We Will Continue as a Going Concern

The financial statements as of and for the years ended August 31, 2007 and 2006, have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent the realizable or settlement values if we are unable to continue as a going concern. We have suffered operational losses and have limited working capital liquidity at August 31, 2007. As a result of these factors, our independent certified public accountants expressed substantial doubt about our ability to continue as a going concern in their August 31, 2007 and 2006 audit reports. We believe that our efforts to generate revenue will generate cash flows, although there can be no assurances that such efforts will be successful.

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

Our Success Depends on our Ability to Achieve and Manage Growth

In order to achieve continued growth in our bottled water business, we must meet our strategic objectives of expanding our current capacity to produce high quality mineral rich well water products, expanding our customer base, expanding our product line and adding new distribution channels. No assurance can be given as to the future growth in our business or as to our profitability. Further growth of the Company will require capital, employment and training of new personnel, expansion of facilities and expansion of management information systems. If the Company is unable to manage its growth effectively, the Company’s profitability and its ability to achieve its strategic objectives may likely be materially adversely affected.

We Expect to Have Fluctuations in Quarterly Operating Results

Our future revenues are expected to be subject to several factors which may result in fluctuations in our operating results. Our business is expected to be highly seasonal, with increased sales during warmer months. Inclement weather may negatively impact our business, particularly summers which are unusually cool or rainy. Fluctuations in retail prices and raw material prices may produce corresponding fluctuations in our profits. In addition, we expect to make significant investments from time to time in capital improvements to, among other things, increase capacity. Costs associated with such improvements may cause an immediate reduction in profit margins unless and until sales volume increases. Our product and packaging mix may change from time to time and, depending on certain factors, may negatively impact profit margins. We are subject to competitive pricing pressures which may affect our financial results. Due to all the foregoing factors, it is possible that in some future quarter or quarters, the Company’s operating results would likely be below the expectations of securities analysts and investors. In such event, the price of the Common Stock would likely be materially adversely affected. See “Management’s Discussion and Analysis or Plan of Operation.”

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

We Will Be Subject to Changes in Government Regulation

Our operations are subject to numerous federal, state and local laws and regulations relating to our bottling operations, including the identity, quality, packaging and labeling of  bottled water. These laws and regulations and their interpretation and enforcement are subject to change. There can be no assurance that additional or more stringent requirements will not be imposed on our operations in the future. Failure to comply with such laws and regulations could result in fines against us.

We Do Not Expect to Pay Dividends for Some Time

We have never declared or paid cash dividends on our Common Stock. We currently intend to retain our earnings, if any, to provide funds for the operation and expansion of our business and, therefore, do not anticipate declaring or paying cash dividends in the foreseeable future. Any payment of future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other relevant factors. Further, pursuant to the terms of our existing credit facilities, we are restricted in our ability to pay cash dividends on Common Stock. See “Management’s Discussion and Analysis or Plan of Operations.”

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

The Industry

The U.S. consumer interest in health can be credited for the growth of the bottled water industry. Increasingly, consumers are realizing the importance of water for their overall well being, energy level and appearance. The 1950's - 1970's saw a large increase in soda and sugary drink consumption. Today, more and more people are looking to bottled water as their choice for natural refreshment. Consumer reports indicate that approximately 72% of the U.S. population today drinks bottled water (1). The bottled water and value added beverage business, now approaching $9.2 billion annually in North America, is predicted to double within the next three to four years in the water category alone. Market analysts predict that the bottled water market will continue this rapid growth well into the future. At the same time, the more healthful products, including value added water products, have established an impressive foothold in the buying of mainstream shoppers. This growing demand provides for primarily two types of sales for the Company; contract packing and branded products.

(1)	http://www.bottledwater.org/public/downloads/Bev_Marketing_2004_Release_04082004.doc
http://www.bottledwater.org/public/informat_main.htm

Bottled water is the fastest growing segment of the entire beverage industry. In fact, in 2007:

•	Bottled water is still the number two beverage behind soft drinks (1)
•	Industry wholesale dollar sales was projected to approach $11.9 billion in 2007 (1)

•	Total U.S. category volume was projected to surpass 9.075 million gallons in 2007, a 10% annual change (1)
•	The polyethylene terephthalate (PET) plastic bottle segment of the market drove the entire category growth by representing 42% of all bottle sales.

(1)	http://www.bottledwater.org/public/Stats_2006.doc (Latest available)

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

Competition

Many of our competitors have far greater capital resources than we have at this time and for the foreseeable future. However, we hope to have a competitive edge over these companies since our current operating plant lease includes water wells that we expect will meet our production requirements. Our plant facility only needs to have 5-10 percent of waste filtered to produce the quality of water desired, so that for every gallon of water that goes into the bottling line 90 to 95 percent is bottled and only 5 to 10 percent is waste. Additionally, our production facility includes a railroad spur which connects our loading docks to the main railroad station in Hereford which we believe will add an additional competitive advantage in our costs and product pricing. The railroad is not yet in use but we believe this will provide us with a competitve advantage in the future. This advantage exists because there is a weight limit on truck loads of 45,000 pounds (usually 53 foot-long trucks), which in the case of a 16.9oz bottle water case, limits the truck carrier to 20 pallets, while on a rail box car we are able to ship three times the load capacity of a truck - 60 pallets per box car. Thus, we believe the cost of transportation by rail will result in a lower total product cost.

Products and Services

The Company has purchased in North America the exclusive rights for the production of Structured Water Beverages using a patent pending, proprietary process designed to non-invasively treat large amounts of bottled water or beverages that have been palletized.

Everyday in what we eat, drink, breathe and touch we take in unwanted chemicals, viruses, and bacteria. These toxins can cause illness and rob us of our energy and well being.  By structuring the water into smaller clusters it allows for the easy flow of water in and out of the cells, more effectively nourishing the cells and cleansing them of toxins that have built up. This natural method of helping the body to detoxify itself helps to improve the overall well being of the individual.

There are many different ways to structure water. Some water structuring methods beat the water into smaller molecules or in some way smash or shock the clusters apart without changing the factors that caused the original clustering. While experimenting with a noninvasive method of relieving pain, decreasing swelling and improving circulation in humans and animals, the team at Ferris Holding, Inc. discovered a gentle and effective way of helping people and animals. Serendipitously, the method also structured water.  It was a real break through in structuring water. This proprietary patent pending process structures water that is already in the bottle and Royal Spring Water, Inc. is the exclusive licensee for this process for bottled water in North America.

Structured Water is becoming more popular in North America as a result ofan increasing demand from people who are health conscious. The structured product produced by the Company differs from other structured water beverages in some very important ways. First, most water bottlers do not offer a structured product. For those that do, most begin with municipal water that has been purified. We begin with water from our high quality wells on the Ogallala Aquifer. As a result, we build from a superior foundation.

After bottling, the structuring process is applied to the sealed bottles that are in cases on palettes and ready for shipment. This allows us to guarantee maximum freshness as well as avoiding delays to the bottling process with preprocessing.

The addition of electrolytes and/or flavors in some products increases the distinctness of our product line along with the market potential.

During our first few years of operation, we will concentrate on producing regular non-carbonated bottled structured water and electrolyte non-carbonated bottled water. We intend to produce several sizes of bottled water, including 8 oz., 12 oz., 16.9 oz., 20 oz., 1 liter and 1.5 liter bottles. Once we have begun shipment of these products, we intend on entering into the alcohol rectifying and distribution sector. To rectify alcohol we will go through the following processes; i) receive in our warehouse 120-180 proof spirit in bulk, ii) mix the alcohol with water and other ingredients (for example the caramel is added to rum to give it its golden color) bringing the proof level to an 80 proof mix, iii) bottle, label pack and ship the finished alcohol bottle in palletized cases.  Currently, we do not own the equipment and supplies to begin production in the alcohol rectifying sector.

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

Licensing and Water Rights

Although we have a contract which will allow us to extract water from the land, it did not automatically give us the right to distribute the water. In order to distribute water worldwide and commence business, we obtained certain local licenses. Besides these necessary local licenses, one must pass certain specifications and requirements of the Food and Drug Administration (“FDA”). This includes a clean and immaculate warehouse, and the use of hygienic filtration, bottling and packing operation systems. We will ensure that all our operations continue to meet and surpass all government requirements. In June 2006, the Company passed the water test required by the state of Texas Commission on Environmental Quality in order to commence production at the Royal Spring Water plant in Hereford, Texas. The test was conducted by the City of Amarillo, Environmental Laboratory No. 48103 over a period of three days. This completed all of the testing and licensing requirements of the various government bodies needed to commence production and sales of our products.

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

To date, we have purchased and leased approximately $1,112,150 on the purchase of machinery and equipment.  On November 9, 2006, our machinery and equipment was appraised by an independent consultant having a total fair market value of $2,021,250.  Subsequent to the appraisal, we purchased approximately $270,000 worth of new machines, including a Hartness Caser, Double System Reverse Osmosis and Pressure Sensitive Labeler.

We also have available two wells, fully certified by the TCEQ (Texas Commission on Environmental Quality) and operational at a capacity of 400,000 gallons per day.

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

The lease calls for an initial rental of $ 15,000 per month for six months commencing November 1, 2005 to April 2006 payable in advance for six months on November 1, 2005. Thereafter for the next 23 years, the rent is approximately $25,625 per month, adjustable annually based on the prevailing consumer price index.

In the first four years, the Company has an option to purchase the facility at an amount determined as set out in the lease which is estimated to be approximately $4,584,474. The amount of the purchase price depends upon the prevailing lease rate at the time the option to purchase is exercised.

Of the 71,000 square feet, 40,000 square feet has been allocated to water processing and packaging space made accessible by loading bays and a railroad extension. Another 30,000 square feet will be allocated to the storage of raw materials and finished goods. In addition, the facility has six 25,000-gallon water tanks, 4 water waste ponds, and a five and a half mile railroad spur leading directly from the main railroad station in Hereford to our loading dock. Also on our property is the engine needed to pull and push the train cars between our loading bay and the railroad station. Under this lease we are allowed to pump up to 400,000 gallons of water per day, which translates to approximately 2,900,000 bottles of water 500ml (16oz.) each, per day after water waste and bottle rinsing water usage. Our current bottling line can handle up to 691,200 bottles of water 500ml (16oz.) per day.

Corporate Office

The Company’s corporate head office is about 2,400 square feet. The premises are leased over three years, ending on December 31 2008. The lease calls for a $2,432 per month payment from January 1, 2007 to December 31, 2007. In the final year from January, 1 2008 to December 31, 2008 the monthly rent is $2,504.

Item 3.	Legal Proceedings.

In February of 2006, our former Chief Operating Officer (“COO”) filed a complaint against the Company, for, among other things, breach of employment agreement. The complaint was filed in the Los Angeles Superior Court, Santa Monica Division and seeks unspecified damages. The Company filed a cross complaint against this individual for fraud, misrepresentation and breach of fiduciary duty. The Company recently reached a settlement agreement which involved a cash payment of $1,700 to the former COO.  The COO shall return 250,000 shares that was part of the contract between the Company and the former COO and will retain 35,000 shares.  The contract is now terminated.  The COO and the Company have released each other of any past, present or future claims. There are no proceedings in which any of our directors, officers or affiliates is an adverse party or has a material interest adverse to the interest of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the year ended August 31, 2007.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Market Information

The Company's common shares, par value $0.001 (the "Shares") are currently listed for trading on the over-the-counter market (Pink Sheets) under the symbol RSPG.PK and trades by way of unsolicited quotes.

Stockholders

As of December 20, 2007, there were 49 shareholders of record.

In December 2006, the Company signed a two year non-interest bearing convertible note for $1,250,000.  The Company has also issued to the purchaser of the convertible note 500,000 warrants with strike prices ranging from $2.00 to $5.00.  These warrants are exercisable for a period of five years (the “exercise period”) and can be exercised at any time within the exercise period; payment will be made by a net cash settlement by the holder and the holder will receive unregistered common shares of the Company.  See also note 5 in our financial statements for further details.

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

For the period from our inception through August 31, 2007, we have:

•	Formed our company and established our initial structure;
•	Entered into a lease agreement for the water rights, land and production facility;
•	Performed organizational and administrative upgrades;
•	Sought and pursued investment opportunities;
•	Reviewed and analyzed the potential market for bottled water;
•	Performed required testing of water quality at the bottling site;
•	Completed the development of a new web site as part of our marketing strategy;
•	Purchased the additional equipment needed to bottle and sell the water; (see financials on www. pinksheets.com symbol RSPG)
•	Made improvements to the plant site and water collection facilities; and
•	Negotiated and signed contracts and letters of intent with medium to large buyers (see press releases)

Our plan of operation and development strategy is summarized as follows:

Phase	Description	Timing

1	Final development of the plant facilities (completed)	Q3, 2006
2a	Implement quality control procedures (completed)	Q3, 2006
2b	Completion of testing and licensing with local and federal authorities (completed)	Q3, 2006
3	Close additional sales of private label contracts with major retail stores (completed)	Q4, 2006
4	Commence operations (completed)	Q4, 2006
5	Introduction of new types of beverage products, structured H20 and alcohol	Q1-Q3 2008
6	Implementation of the Royal Water - brand recognition	Q2, 2008
7	Exercise the option to purchase the water rights, land and production facility under the lease agreement	Q4, 2009

Phases 1 through phase 4 have already been completed. Phase 5 through phase 7 will be financed from future revenues, credit sources, and/or equity sources. We are currently gathering the cost estimates for phases 5 and 6. Phase 7 is pre-negotiated in the lease. We are expecting to finance the estimated $4,584,474 purchase price under our lease agreement through future profits of the Company, credit sources, and/or additional sources of equity.

During the next twelve months, we intend to concentrate on two products; non-carbonated, plain and structured H20 bottled beverage.

Our primary business strategy is focused in two main areas. The first is to offer existing bottled water distribution companies, major retail stores and service oriented businesses the ability to change their current bottled water to a private label in their business name. Additionally, for companies already selling under a private label, we intend to sell our water for a more competitive price and to help increase their bottle water capacity by providing them with an additional source for their water supply. In some of these circumstances, we intend to have the customers provide us with their labels or logo; we will fill the bottles, apply the label and ship the products to the customer. The second part of our marketing and sales strategy is to develop the “Royal Water” brand of bottled water and commence sales of that product in the US and around the world. We will be targeting our product (single serve plastic bottles of 355ml, 500ml, 1liter, 1.5liters, 1gallon) directly to the smaller end user - convenience stores, fast food establishments, gas stations, major clubs and popular restaurants, among others.

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

Results of Operations for the Twelve Months Ended August 31, 2007

The plant is now operational and during the year ended August 31, 2007 we began shipping bottled water to our customers and realized sales of $138,461, which represents sales for the third and fourth quarter of 2007.  These sales were made to distributors and national chain stores.  The sales were of both our RSW bottled water and private labeled bottled water.  The revenues from the contracts we have negotiated are on a net 30 basis after the products are received by the customer. We now have an accounts receivable line of credit for $1,000,000 with American Business Finance LLC located in Oklahoma which will help to speed up cash flow into our account against the payments that are pending on outstanding vendor invoices. We expect our sales to increase in the next fiscal year as we will have a full year of operation.  We also expect to sell our own Structured Water Beverage and Electrolyte Water at higher selling prices than those of our current products.

Cost of sales represents the allocation of raw materials, direct labor, freight-in and water testing related to sales of our finished goods inventory.  For the year ended August 31, 2007, we earned a gross profit of $12,822.  We have experienced a lower gross profit than expected because we sold a portion of our finished goods at prices below cost in order to promote our products.  We expect our cost to decrease and our sales prices to increase in the next quarter, resulting in higher gross margins.

Advertising and promotion during the year ended August 31, 2007 increased $64,002 compared to the prior year.   This increase was due to expenses related to creating and airing a television commercial for our product.  We also shipped out free cases of water to potential customers to promote our products.  Other general expense categories have increased during fiscal year 2007 as well, which include salaries and wages, vehicle, travel and entertainment, occupancy costs, insurance and telecommunications.  These expenses either did not exist or were minimal in the prior year  mainly because we had only recently begun operations.  We also had cost associated with damages and spoilages during initial production runs of approximately $98,000.  This was expensed as product testing and development. Our interest and bank charges during the year ended August 31, 2007 increased by $218,087 compared to those during the year ended August 31, 2006 mainly because of the interest accrued on our shareholder loans.

Our operations since inception have not generated any significant revenue.  We incurred a net loss of $2,862,017 for the year ended August 31, 2007. We have relied on and will continue to rely on significant external financing to fund our operations.

Liquidity and Capital Resources and Future Funding Requirements

Cash flows used in operating activities were $1,682,617 for the year ended August 31, 2007.  Our main operating items were:

•	Purchases of raw materials and direct labor to produce our bottled water;
•	General and administrative and advertising and promotion expenses.

We have limited sales for the year ended August 31, 2007, resulting in negative cash flows from operations.

Cash flows used in investing activities were $254,086 for the year ended August 31, 2007.  Our main purchases of equipment were as follows:

•	Hartness Caser, Double System Reverse Osmosis and Pressure Sensitive Labeler;
•	Leasehold improvements for our plant in Texas;
•	Furniture and fixtures, and
•	Computer equipment.

Cash flows provided by financing activities were $1,806,702 for the year ended August 31, 2007.  This represents proceeds from a convertible note of $1,085,000 received in December 2006, as discussed below, advances from shareholders of $430,452 received throuout the year and an advance from a related party in the amount of $595,000 received in August 2007, as discussed below.

In December 2006, the Company signed a two year non-interest bearing convertible note for $1,250,000.  The note is collateralized by a general security agreement over the assets of the Company.  The note matures in December 2008 and the Company may at its option repay, in whole or in part, the note for a pre-payment price of 110%.  Any remaining unpaid balance of the note will be paid on the maturity date.  The holder of the note shall have the right, at its option, at any time, to convert the outstanding principal to common stock at a price equal to 85% of the weighted market value for the twenty days immediately prior to the conversion date.  The Company has also issued, to the purchaser of the convertible note, 500,000 warrants with strike prices ranging from $2.00 to $5.00 expiring in five years.  The Company paid $102,500 in debt issuance costs with respect to convertible debt received in December 2006.  The original issuance discount on the note was $62,500.

In August 2007, the Company received $595,000 in cash in exchange for a loan payable to a related party that will mature in August 2010.  The loan agreement did not state or require any interest payment.   An estimated discount rate of 20%  was determined based on the Company's current capital structure and operations and the discount on the loan was recorded as an addition to additional paid-in capital and as a reduction in the loan payable balance.  The discount will be amortized over the life of the loan with the amortized portion recorded as interest expense.

The Company has received letters of intent from potential customers, which management believes will produce the necessary income to attain positive cash flows in the future. Since inception, the Company’s principal shareholders/officers have provided approximately $2 million in short-term working capital advances and these individuals will continue to provide certain funding as and when required on a short-term basis. In addition, the Company has secured a line of credit of up to $1,000,000 with American Business Finance LLC, located in Oklahoma, to be collateralized by accounts receivable. American Business Finance LLP will purchase 80% of the face value of invoices for a fee ranging from 1.1% to 1.75%  until Royal Spring Water Inc. is paid. Advances will bear interest at a base index rate, as defined in the agreement, plus 2% per annum. This will help to improve cash flows needed for working capital until profitable operations are attained.

Although the Company has no firm commitments from other investors or lenders at this time, the Company believes it will be able to raise sufficient capital to continue production and distribution of its products. There can be no assurance that the Company will be able to secure additional financing or that the amount of any additional financing will be sufficient to accomplish its business objectives or to pay ongoing operating expenses.

We expect to have sufficient cash over the next twelve months. If additional external financing is not obtained within the next twelve months, financing will be provided by advances from shareholders.

From commencement in 2005 to the fiscal year ended August 31, 2007, the shareholders of the Company have made loans to the Company in the amount of $2,080,061. These funds have been used to meet working capital requirements, acquire bottling equipment and further develop the plant.

Our independent certified public accountants have stated in their report included herein that we have incurred significant operating losses since our inception, and that we are dependent upon management’s ability to develop profitable operations. These factors among others raise substantial doubt about our ability to continue as a going concern.

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

Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced losses from operations since inception, and as of August 31, 2007 has a working capital and total capital deficiency, which raise substantial doubt as to its ability to continue as a going concern.

The Company's ability to continue as a going concern is contingent upon its ability to obtain the financing and strategic alliances necessary to attain profitable operations. Management is pursuing various sources of financing and intends to raise equity financing through a private placement with a private group of investors in the near future. The Company has received letters of intent from potential customers, which management believes will produce the necessary income to attain profitability in the future. As of August 31, 2007, the Company’s principal shareholders/officers have provided approximately $2.1 million in short-term working capital advances and these individuals will continue to provide certain funding as and when required on a short-term basis. The Company has secured a line of credit of up to $1,000,000 with American Business Finance LLC, located in Oklahoma, to be collateralized by invoices signed by buyers. American Business Finance LLC will finance 80% of the face value of the invoice until Royal Spring Water is paid. This will help to improve cash flows needed for working capital until profitable operations are attained. Although the Company has no firm commitments from other investors or lenders at this time, the Company believes it will be able to raise sufficient capital to complete assembly of its production facilities and commence production and distribution of its products. There can be no assurance that the Company will be able to secure additional financing or that the amount of any additional financing will be sufficient to accomplish its business objectives or to pay ongoing operating expenses.

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

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recorded for differences between the financial statements and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period. As of August 31, 2007, a deferred tax asset of approximately $1.5 million (which arises solely as a result of net operating losses), has been entirely offset by a valuation reserve due the uncertainty that this asset will be realized in the future.

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

As of the end of the period covered by this annual report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were

During the fiscal year covered by this report, there were no significant changes in internal controls or in other factors that could significantly affect the internal controls, including any corrective actions taken with regard to significant deficiencies and material weaknesses.

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

All directors of our company, hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages and position held are as follows:

NAME	AGE	POSITION HELD WITH COMPANY

Alex Hazan	46	President, CEO & Chairman of the Board of Directors

Isaac Ben Hamou	46	Director

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

Mr. Alex Hazan
President, CEO and Chairman of the Board of directors

Mr. Hazan arrived to the United States in the early eighties. After his army service in one of Israel’s elite units, Alex managed and over saw one of the most prestige’s security outfits in the world. Shortly after his arrival in the United States Alex raised the financing and owned one of the first home improvement companies in Los Angeles with over 30 employees. Alex over saw the company's strategy, marketing and sales. Over the last few years Alex has become a real estate developer in Los Angeles and surrounding areas. In 1994 Alex formed Silver Cloud productions and raised the financing as well as self-financed over $25 million for independent films. Alex produced or executive produced these films for worldwide markets. In 1996 Alex founded one of Israel’s leading 3D animation companies - MIM TV (http://www.mimtv.com/) Alex provided all of the funding of the company and produced and developed a large library of children’s DVD programming as well as CD ROM interactive games. MIM TV is currently selling its products to ToysRus.  Alex was actively involved with MIM TV up to 2000 and currently has part ownership of this company.  From 2000 to 2005 Alex was also involved in developing and selling real estate properties.  Alex was appointed director and officer of Royal Spring Water in 2005.

Isaac Ben Hamou
Director

Isaac Ben Hamou is currently and for the past five years head of the transportation department of Stephen S. Wise Temple, one of the most prominent Temples in Los Angeles. His department consists of 10 bus drivers and 1 bus company supervisor. Mr. Hamou oversees all of the billing which comes from Laidlaw Transit, charging each department accurately for the proportion of the labor they used. Mr. Hamou interacts with the parents on a daily basis answering all their needs and servicing their complaints.  Isaac was appointed director of Royal Spring Water in 2005.

Mr. Pete Gnecco
Chief Operating Engineer

During his high school years, Mr. Gnecco worked as a Tool and Die Apprentice. After graduating high school, he went to work for Zenx Tool and Die as a Tool and Die Maker while he attended college classes. Upon turning 18 and with the Vietnam War heating up, he joined the United States Marine Corp where he initially studied hydraulics and electronics. Later, due to his aptitude and leadership qualities, he was chosen to become a Marine Corp Officer and pilot. After ten years of service and the winding down of the Vietnam War, he left the Marine Corp and finished his college degree program.

For the next fifteen years, Mr. Gnecco worked in the building, mechanical, and electrical trades gaining a high degree of proficiency in each while operating his own company. He then became an Operating Engineer and worked in hotels and casinos over the next six years. During this time, he obtained his certification in backflow prevention and health and safety proficiency.

Afterwards, he volunteered as the Executive Director of the Pahrump Economic Development Corporation and assisted in bringing new businesses to Pahrump Nevada for the next two years.

Following his public service, he became a consultant to the liquor bottling industry doing extensive work on both wine and hard alcohol bottling lines as well as handling Federal and State compliance issues related to the industry for the next six years.

Royal Springs Water, Inc. consulted with him as an Operating Engineer and Bottling Line Specialist from December 2006.   As the relationship between Mr. Gnecco and Royal Spring Water proved to be successful and the company production needs increased, both parties decided to make Mr. Gnecco’s position with the company a more long-term management position.  As of March 1, 2007, Mr. Gnecco had relocated to Hereford Texas as a full-time management team member and assumed the position of Chief Operating Engineer.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	Alex Hazan,14553 Delano St suite 217, Van Nuys CA 91411	2,704,932	9.00%

Common Stock	Isaac Ben Hamou,14553 Delano St suite 217, Van Nuys CA 91411	100,000	0.33%
Common Stock	Officers and Directors, as a Group (2 people)	2,804,932	9.33%

Item 12.	Certain Relationships and Related Transactions.

The Company’s principal shareholders, who are also officers, have provided short term, non-interest bearing working capital advances to the Company through August 31, 2007 and subsequently. Such funding has been a substantial source of the Company’s working capital to date.

Item 13.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

Reference is herewith made to the financial statements and notes thereto included herein and to the cover page of this 10-KSB with respect to documents incorporated by reference in accordance with Rule 12b-33.

Exhibit Number	Description
2 (1)	Acquisition Agreement
3 (1)	Articles of Merger
10 (1)	Commercial Lease Agreement
16 (1)	Letter on Change in Accountant
31.1*	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act if 2002
32.1*	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
(1)	Incorporated by reference from our report on form 10K-SB/A filed on June 7th, 2006

(a)	Reports of Form 8-K filed in fourth quarter of the fiscal year:

On November 15, 2007, the Company filed a Form 8-K for the termination of the employment of Harel Goldstein as Chief Financial Officer of the Company.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of the fees billed to the Company for professional services rendered for the periods ended August 31, 2007 and 2006:

	2007	2006
1. Audit Fees (a)	$64,915	$15,000
2. Audit Related Fees	17,215	9,089
3. Tax Fees (b)	220	-
4. All Other Fees	9000	-

(a)	Consists of fees billed for professional services rendered for the audit of the Company's financial statements and review of the interim financial statements included in quarterly reports.

(b)	Consists primarily of fees paid for tax compliance and tax planning services.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on December 20, 2007 by the undersigned, thereunto authorized.

ROYAL SPRING WATER INC.
By:	/s/ Alex Hazan

Alex Hazan, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date(s) indicated.

Name	Title	Date

/s/ Alex Hazan	Chairman of the Board of	February 5, 2007
Directors and Chief
Alex Hazan	Executive Officer

/s/ Isaac Ben Hamou	Director	February 5, 2007

Isaac Ben Hamou

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Royal Spring Water Inc.

We have audited the accompanying balance sheets of Royal Spring Water Inc. as of August 31, 2007 and 2006 and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royal Spring Water Inc. as of August 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Grobstein, Horwath & Company LLP

Sherman Oaks, California
February 5, 2008

ROYAL SPRING WATER INC.
BALANCE SHEETS

	August 31,	August 31,
ASSETS	2007	2006
CURRENT ASSETS
Cash and cash equivalents	$122,196	$252,197
Accounts receivable	21,255	-
Inventory	236,306	65,912
Prepaid expenses and deposits	253,982	32,722
Total Current Assets	633,739	350,831

Property, plant and equipment, net	3,700,199	3,768,892
Debt issue costs	68,334	-
TOTAL ASSETS	$4,402,272	$4,119,723

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$314,536	$64,398
Advances from shareholders	2,080,061	1,649,609
Accrued warrant liability	389,448
Obligation under capital lease - current portion	192,781	171,083
Total Current Liabilities	2,976,826	1,885,090

Loan payable to related party	328,162	-
Convertible debt, net of discount	926,810	-
Obligation under capital lease	3,957,232	3,690,442
Total Long Term Liabilities	5,212,204	3,690,442

TOTAL LIABILITIES	8,189,030	5,575,532

STOCKHOLDERS’ DEFICIT
Preferred stock - $.001 par value; 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock - $.001 par value; 50,000,000 shares authorized, 30,072,000 shares issued and outstanding	30,072	30,072
Additional paid-in capital	666,701	135,633
Accumulated deficit	(4,483,531)	(1,621,514)
TOTAL STOCKHOLDERS’ DEFICIT	(3,786,758)	(1,455,809)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,402,272	$4,119,723

The accompanying notes are an integral part of these financial statements.

ROYAL SPRING WATER INC.
STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	August 31,	August 31,
	2007	2006

Sales	$138,461	$-
Cost of goods sold	125,639	-
Gross profit	12,822	-

EXPENSES
General and administrative	614,146	223,844
Professional fees	231,077	237,857
Salaries and wages	192,957	30,778
Product testing and development	97,977	-
Advertising and promotion	83,666	19,664
Vehicle	66,461	37,222
Travel and entertainment	55,262	27,438
Insurance	32,704	13,104
Telecommunications	32,050	21,091
Occupancy costs	29,320	19,915
Consulting fees	17,049	7,500
Commissions	14,500	-
Depreciation	322,780	183,194
TOTAL EXPENSES	1,789,949	821,607

LOSS FROM OPERATIONS	(1,777,127)	(821,607)

OTHER EXPENSES
Interest and bank charges	219,664	1,577
Interest on capital lease obligation and convertible debenture	865,226	622,793

NET LOSS	$(2,862,017)	$(1,445,977)

Loss per common share, basic and diluted	$(0.10)	$(0.05)

Weighted average shares outstanding, basic and diluted	30,072,000	30,072,000

The accompanying notes are an integral part of these financial statements.

ROYAL SPRING WATER INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock		Additional		Total
			Paid-in	Accumulated	Stockholders’'
	Shares	Par Value	Capital	Deficit	Deficit

BALANCE AT AUGUST 31, 2005, restated	30,072,000	$30,072	$15,633	$(173,537)	$(129,832)

Net loss	-	-	-	(1,445,977)	(1,445,977)

Services contributed by shareholders	-	-	120,000	-	120,000

BALANCE AT AUGUST 31, 2006	30,072,000	30,072	135,633	(1,621,514)	(1,455,809)

Net loss	-	-		(2,862,017)	(2,862,017)

Conversion feature	-	-	144,230	-	144,230

Services contributed by shareholders	-	-	120,000	-	120,000

Discount on loan payable to related party			266,838		266,838

BALANCE AT AUGUST 31, 2007	30,072,000	$30,072	$666,701	$(4,483,531)	$(3,786,758)

The accompanying notes are an integral part of these financial statements.

ROYAL SPRING WATER INC.
STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	August 31,	August 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,862,017)	$(1,445,977)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	322,780	183,194
Interest accrued on obligation under capital lease and convertible debt	865,226	622,793
Amortization of debt issue costs	34,166	-
Services contributed by shareholders	120,000	120,000
Changes in Assets and Liabilities:
Accounts receivable	(21,255)	-
Inventory	(170,394)	(65,912)
Prepaid expenses and deposits	(221,260)	(22,722)
Accounts payable and accrued liabilities	250,137	64,398
NET CASH USED IN OPERATING ACTIVITIES	(1,682,617)	(544,226)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(254,086)	(614,652)
NET CASH USED IN INVESTING ACTIVITIES	(254,086)	(614,652)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	1,085,000	-
Loan payable to related party	595,000	-
Advances from shareholders	430,452	1,576,063
Repayment of obligation under capital lease	(303,750)	(165,000)
NET CASH PROVIDED BY FINANCING ACTIVITES	1,806,702	1,411,063

NET CHANGE IN CASH & CASH EQUIVALENTS	(130,001)	252,185

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	252,197	12

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$122,196	$252,197

The accompanying notes are an integral part of these financial statements.

ROYAL SPRING WATER INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Easy.com, Inc. (“Easy”) was incorporated under the laws of the State of Nevada on May 9, 2000. Easy was a non-operating shell corporation with nominal net assets prior to June 2005, when Easy acquired one hundred percent (100%) of the assets of Royal Spring Water Inc., a Nevada company.

In April 2006, the Company filed Articles of Merger in Nevada and legally combined the entities of Easy.com and Royal Spring Water Inc. They concurrently changed the name of the surviving entity to Royal Spring Water Inc (“RSW” or the “Company”).

The Company was established with a clear mission, namely to extract, process, and bottle mineral rich well water of supreme quality.

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

GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced losses from operations since inception, and as of August 31, 2007 has a working capital and total capital deficiency, which raise substantial doubt as to its ability to continue as a going concern.

ROYAL SPRING WATER INC.
NOTES TO FINANCIAL STATEMENTS

GOING CONCERN (Continued)

The Company's ability to continue as a going concern is contingent upon its ability to obtain the financing and strategic alliances necessary to attain profitable operations. Management is pursuing various sources of financing and intends to raise equity financing through a private placement with a private group of investors in the near future. The Company has received letters of intent from potential customers, which management believes will produce the necessary income to attain profitability in the future. Since August 31, 2007, the Company’s principal shareholders/officers have provided approximately $2.1 million in short-term working capital advances and these individuals will continue to provide certain funding as and when required on a short-term basis. The Company has secured a line of credit of up to $1,000,000 with American Business Finance LLC, located in Oklahoma, to be collateralized by invoices signed by buyers. American Business Finance LLC will finance 80% of the face value of the invoice until Royal Spring Water is paid. This will help to improve cash flows needed for working capital until profitable operations are attained. Although the Company has no firm commitments from other investors or lenders at this time, the Company believes it will be able to raise sufficient capital to complete assembly of its production facilities and commence production and distribution of its products. There can be no assurance that the Company will be able to secure additional financing or that the amount of any additional financing will be sufficient to accomplish its business objectives or to pay ongoing operating expenses.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

BASIS OF PRESENTATION

The accompanying financial statements include the accounts of the Company, a Nevada corporation and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

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

ROYAL SPRING WATER INC.
NOTES TO FINANCIAL STATEMENTS

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

Equipment under capital lease	5 years
Locomotive under capital lease	5 years
Building under capital lease	25 years
Furniture and equipment	5 years
Computer	2 years
Software	1 year
Leasehold improvements	5 years

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

ROYAL SPRING WATER INC.
NOTES TO FINANCIAL STATEMENTS

INVENTORY

Inventory is valued at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. Included in inventory costs are raw materials, labor and manufacturing overhead.

ACCOUNTS RECEIVABLE

Accounts receivable are stated at outstanding balances, less an allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income. Accounts deemed to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. Management’s periodic evaluation of the adequacy of the allowance is based on past experience, aging of the receivables, adverse situations that may affect a customer’s ability to pay, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires estimates that may be susceptible to significant change. Unpaid balances remaining after the stated payment terms are considered past due.

Based upon such procedures management has determined that no allowance was required as of August 31, 2007.

ADVERTISING

Advertising costs are expensed as incurred and are included in advertising and promotion in the amount of $83,666 and $19,664, for the years ended August 31, 2007 and 2006, respectively.

SHIPPING AND HANDLING COSTS

Shipping and handling costs related to inventory delivered to our customers are expensed as incurred and are included in general and administrative expenses in the amount of $80,106 and $Nil, for the years ended August 31, 2007 and 2006, respectively. Although our classification is consistent with many beverage companies, our gross margin may not be comparable to companies that include shipping and handling costs in cost of sales.

DEBT ISSUE COSTS

The Company paid $102,500 in debt issuance costs with respect to convertible debt received in December 2006.  These debt issue costs are being amortized over the term of the debt in accordance with Staff Accounting Bulletin (“SAB”) No. 5.  For the year ended August 31, 2007, the Company amortized $34,166 of the debt issue costs as a charge to financing costs.  The original issuance discount on the note was $62,500.

ROYAL SPRING WATER INC.
NOTES TO FINANCIAL STATEMENTS

BENEFICIAL CONVERSION FEATURE OF DEBENTURES

In accordance with Emerging Issues Task Force (“EITF”) No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company recognized the advantageous value of conversion rights attached to convertible debt. Such rights gives the debt holder the ability to convert debt into shares of common stock at a price per share that is less than the fair market value of the common stock on the day the loan is made to the Company. The beneficial value was calculated as the intrinsic value (the fair market value of the stock at the commitment date in excess of the conversion rate) of the beneficial conversion feature of the debentures and the related accrued interest and was recorded as a discount to the related debt and an addition to additional paid in capital. The discount was calculated as $144,230 and was included in the statement of operations under interest on capital lease obligation and convertible debenture.

INCOME TAXES

The Company accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recorded for differences between the financial statements and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period. As of August 31, 2007, a deferred tax asset of approximately $1.5 million (which arises solely as a result of net operating losses), has been entirely offset by a valuation reserve due the uncertainty that this asset will be realized in the future.

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

The warrants as discussed in Note 6 are potentially dilutive but were anti-dilutive for the year ended August 31, 2007.  There were no potentially dilutive financial instruments for the period ended August 31, 2006.

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

ROYAL SPRING WATER INC.
NOTES TO FINANCIAL STATEMENTS

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2007. The Company believes the implementation of FIN 48 will not have a significant effect on  its financial position or results of operations.

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

ROYAL SPRING WATER INC.
NOTES TO FINANCIAL STATEMENTS

RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In December 2007, the FASB issued SFAS No. 141 (R) Business Combinations. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on the Company's consolidated financial statements.

NOTE 2.	PROPERTY, PLANT & EQUIPMENT

At August 31, 2007 and 2006 property, plant and equipment consists of the following:

	2007	2006
Land and water rights under capital lease	$1,287,853	$1,287,853
Equipment under capital lease	506,555	506,555
Locomotive under capital lease	53,661	53,661
Computer	74,102	67,524
Software	3,275	3,275
Water treatment system	605,605	469,218
Building under capital lease	1,502,495	1,502,495
Furniture and equipment	99,954	75,850
Leasehold improvements	87,021	-
	4,220,521	3,966,431
Less: accumulated depreciation	(520,322)	(197,539)
Net property, plant and equipment	$3,700,199	$3,768,892

Depreciation expense was $322,780 and $183,194 for the years ended August 31, 2007 and 2006, respectively.

ROYAL SPRING WATER INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 3.	RELATED PARTY TRANSACTIONS

The advances from shareholders of the Company to facilitate the payment of debts bear interest at 10% per annum, are unsecured and have no specific terms of repayment. The carrying value of the advances approximates the market value due to the short-term maturity of the financial instruments.

In August 2007, the Company received $595,000 in cash in exchange for a loan payable to a related party that will mature in August 2010.  The loan agreement did not state or require any interest payment.  An estimated discount rate of 20% was determined  based on the Company's current capital structure and operations and the discount on the loan was recorded  as an addition to additional paid-in capital and as a reduction in the loan payable balance.  The discount will be amortized over the life of the loan with the amortized portion recorded as interest expense.

For the year ended August 31, 2007, the Company's directors and shareholders have devoted time to the development of the Company. Compensation expense totaling $120,000 has been recorded for the year ended August 31, 2007 and 2006. These directors and shareholders have waived reimbursement and have considered these services as a contribution to capital. Accordingly, the contributions have been recorded as additional paid-in capital.

NOTE 4.	FINANCING AGREEMENT FOR ACCOUNTS RECEIVABLE

On November 21, 2006, the Company entered into a financing agreement with a commercial finance company (“Finance Co.”). Under the terms of the agreement, the Company may sell accounts receivable to Finance Co. for a fee ranging from 1.1% to 1.75% of the face value of the accounts sold. Finance Co. will advance the Company 80% of the face value of the accounts sold to an aggregate maximum of $1 million. The remaining 20% will be held by Finance Co. in a reserve account until the account is collected or until the funds mature, which is generally within 30 to 90 days. Advances will bear interest at a base index rate, as defined in the agreement, plus 2% per annum. The minimum aggregate annual borrowing rate on advances shall be 10.25%. Accounts are generally to be sold without recourse, and Finance Co. will be responsible for collection, assumes all credit risk (except where a dispute exists), and obtains rights and remedies against the Company’s customers. Trade accounts receivable not sold to Finance Co. will remain in the custody and control of the Company, and the Company will maintain all credit risk and collection responsibility on those accounts.  As of August 31, 2007, there have been no advances made to the Company on its accounts receivable from Finance Co.

NOTE 5.	OBLIGATION UNDER CAPITAL LEASE

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

Future minimum lease payments under capital leases as of August 31, 2007 for each of the next two years and in the aggregate are as follows:

2008	$310,575
2009, including bargain purchase option	4,874,603
Total minimum lease payments	5,185,178
Less: amount representing interest at 19%	(1,035,165)
Total obligations under capital lease	4,150,013
Less: current installments of obligations under capital lease	(192,781)
Long-term obligation under capital lease	$3,957,232

NOTE 6.	CONVERTIBLE DEBT

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

ROYAL SPRING WATER INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 6.	CONVERTIBLE DEBT (Continued)

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

In connection with the convertible debt, the Company paid $102,500 in fees and commissions. These debt issue costs are being amortized over the term of the debentures in accordance with SAB 5. For the year ended August 31, 2007, the Company amortized $34,166 of the debt issue costs as a charge to financing costs.  The original issuance discount on the note was $62,500.

The Company is required to measure the fair value of the warrants calculated using the Black-Scholes valuation model on the date of each reporting period until the debt is extinguished.  The Company allocated the proceeds from the sale of the Debentures between the relative fair values at the date of origination of the sale for the warrants and the debenture. The fair value of the warrants was calculated by using the Black-Scholes valuation model and the relative fair value of the warrants was recorded as a reduction to the Debenture liability and will be valued periodically with any increase or decrease charged to earnings. Upon full payment of the debenture (through repayment or conversion to equity) the fair value of the warrants on that date will be reclassified to equity.   As of August 31, 2007, the estimated value of the warrants is $389,448.

In accordance with EITF 98-5, the Company evaluated the conversion feature embedded in the debt instrument and concluded that a beneficial conversion feature exists since the effective conversion price of the shares was less than the stock price at the date of issuance.  The beneficial conversion feature of $144,230 has been recorded as additional paid in capital and has been charged as interest expense in the statement of operations for the year ended August 31, 2007.

ROYAL SPRING WATER INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 6.	CONVERTIBLE DEBT (Continued)

The convertible debenture agreement requires the Company to prepare and file a registration statement on or before the 30th day following the closing date on December 27, 2006.  If the Company fails to file the registration statement by the filing date, the Company must pay to the Purchaser an amount equal to 1% of the outstanding principal amount of the Convertible Note, prorated, for each 30 day period until the Registration Statement is filed with the Commission.  The Company filed a registration statement on May 9, 2007 and accordingly has accrued payments of $13,750 in the statement of operations for the year ended August 31, 2007.  The agreement also requires the Company to pay to purchaser, as liquidated damages, an amount equal to 2% of the outstanding principal amount of the Convertible Note, prorated, for each 30 day period the Registration Statement is not declared effective by the Commission, based on certain definitions of the “best efforts” of the Company to do so.  The agreement goes on to require the Company to pay liquidated damages if, following the declaration of effectiveness of the Registration Statement, such registration statement ceases to be effective.  The Company must pay to the purchaser an amount equal to 1% of the outstanding principal amount of the convertible note, prorated, for each 30 day period the registration default remains uncured.

NOTE 7.	STOCKHOLDERS' DEFICIT

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

NOTE 8.	SUPPLEMENTAL CASH FLOW INFORMATION

During the years ended August 31, 2007 and 2006, interest of $219,664 and $1,577, respectively, was paid. No income taxes were paid during either of these periods.

Non-cash financing and investing activities includes services provided by shareholders in the amount of $120,000 for the years ended August 31, 2007 and 2006, respectively.

ROYAL SPRING WATER INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 9.	COMMITMENTS

In August 2005, the Company entered into a land, building and equipment lease agreement for a facility to be used for production and head office. This four-year lease commenced August 1, 2005, and is classified as a capital lease as it contains a bargain purchase option (see note 4). As of August 31, 2007, future obligations under the terms of this lease aggregated $5,185,178, including $1,035,165 in interest.

The Company has made payments toward equipment in the amount of $207,760, which is recorded in prepaid expenses and deposits.  The Company has a commitment to pay an additional $39,590 towards this equipment subsequent to the year end.

NOTE 10.	CONTINGENT LIABILITY

In February of 2006, our former Chief Operating Officer (“COO”) filed a complaint against the Company, for, among other things, breach of employment agreement. The complaint was filed in the Los Angeles Superior Court, Santa Monica Division and seeks unspecified damages. The Company filed a cross complaint against this individual for fraud, misrepresentation and breach of fiduciary duty. The Company recently reached a settlement agreement which involved a cash payment of $1,700 to the former COO.  The COO shall return 250,000 shares that was part of the contract between the Company and the former COO and will retain 35,000 shares.  The contract is now terminated.  The COO and the Company have released each other of any past, present or future claims. There are no proceedings in which any of our directors, officers or affiliates is an adverse party or has a material interest adverse to the interest of the Company.

NOTE 11.	SUBSEQUENT EVENT

On November 15, 2007, the Company announced the termination of the employment of Harel Goldstein as Chief Financial Officer of the Company.